Form 10-Q
period 1996-06-30
BACK BAY RESTAURANT GROUP INC
filed 1996-08-13
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           COMMISSION FILE NUMBER
         JUNE 30, 1996                                          0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     04-2812651
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                 284 NEWBURY STREET, BOSTON, MASSACHUSETTS 02115
                    (Address of principal executive offices)

                                 (617) 536-2800
              (Registrant's telephone number, including area code)

                           ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X           No
                             ---             ---

On July 29, 1996, there were 3,434,032 shares of the registrant's Common Stock outstanding.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                             JUNE 30, 1996    DECEMBER 31, 1995
                                                             -------------    -----------------
  Current assets:
     Cash and cash equivalents                                  $   865             $ 3,326
     Accounts receivable (net of allowance for
       doubtful accounts of $970 in both 1996
       and 1995)                                                    319                 355
     Inventories                                                    670                 689
     Prepaid expenses and other current assets                      695                 612
     Prepaid taxes                                                  339                  13
     Deferred income taxes                                          241                 241
                                                                -------             -------
       Total current assets                                       3,129               5,236
                                                                -------             -------
  Buildings and improvements                                      4,303               4,303
  Furniture, fixtures and equipment                              15,620              15,262
  Leasehold improvements                                         30,473              28,984
  Lease rights                                                    2,826               2,826
                                                                -------             -------
                                                                 53,222              51,375
  Less:  accumulated depreciation and amortization               21,568              19,792
                                                                -------             -------
     Net property, plant and equipment                           31,654              31,583
                                                                -------             -------

  Other assets:
     Goodwill, net of accumulated amortization                    5,136               5,221
     Tradenames and trademarks net of
       accumulated amortization                                   1,308               1,330
     Deferred income taxes                                        1,908               1,908
     Investment in partnership                                      251                 316
     Other assets, net of accumulated amortization                  471                 506
                                                                -------             -------
       Total other assets                                         9,074               9,281
                                                                -------             -------
          Total assets                                          $43,857             $46,100
                                                                =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                                           $ 2,332             $ 2,768
     Accrued expenses                                             7,458               8,095
     Current maturities of long-term debt                         2,000               2,500
                                                                -------             -------
       Total current liabilities                                 11,790              13,363
                                                                -------             -------
  Deferred rent                                                     462                 485
  Notes payable                                                   7,025               7,525
  Stockholders' equity:
     Common stock, $.01 par value; authorized
       20,000 shares; 3,434 shares issued and
       outstanding in both 1996 and 1995                             36                  36
     Additional paid-in capital                                  23,035              23,031
     Retained earnings                                            3,308               3,459
                                                                -------             -------
                                                                 26,379              26,526
     Less treasury stock, 208 shares at cost in
       both 1996 and 1995                                         1,799               1,799
                                                                -------             -------
       Total stockholders' equity                                24,580              24,727
                                                                -------             -------
          Total liabilities and stockholders' equity            $43,857             $46,100
                                                                =======             =======


       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                  13 WEEKS ENDED
                                           JUNE 30, 1996  JUNE 25, 1995
                                           -------------  -------------
Sales                                         $22,165       $22,891
Costs and expenses:
  Cost of sales                                 6,306         6,426
  Payroll and related costs                     7,059         7,515
  Operating expenses                            5,063         5,319
  Depreciation and amortization                   934         1,267
                                              -------       -------
    Total restaurant operating expenses        19,362        20,527
                                              -------       -------
Income from restaurant operations               2,803         2,364
General and administrative expenses             2,348         2,420
                                              -------       -------
  Operating income/(loss)                         455           (56)
Interest expense net                              181           207
                                              -------       -------
  Income/(loss) before income taxes               274          (263)
Income taxes                                      101           (98)
                                              -------       -------
Net income/(loss)                             $   173       $  (165)
                                              =======       =======

Net income/(loss) per share                   $   .05       $  (.05)
                                              =======       =======

Weighted average common and common              3,436         3,429
  equivalent shares outstanding


       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                      26 WEEKS ENDED
                                               JUNE 30, 1996     JUNE 25, 1995
                                               -------------     -------------
Sales                                              $42,648            $45,013
Costs and expenses:
      Cost of sales                                 12,127             12,516
      Payroll and related costs                     13,860             15,082
      Operating expenses                            10,028             10,357
      Depreciation and amortization                  1,890              2,493
                                                   -------            -------
            Total restaurant operating expenses     37,905             40,448
                                                   -------            -------
Income from restaurant operations                    4,743              4,565
General and administrative expenses                  4,594              4,765
                                                   -------            -------
      Operating income/(loss)                          149               (200)
Interest expense net                                   389                362
                                                   -------            -------
      Income/(loss) before income taxes               (240)              (562)
Income taxes                                           (89)              (208)
                                                   -------            -------
Net income/(loss)                                  $  (151)           $  (354)
                                                   =======            =======

Net income/(loss) per share                        $  (.04)           $  (.10)
                                                   =======            =======

Weighted average common and common                   3,436              3,431
      equivalent shares outstanding


       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (in thousands)


                                                  Additional                           Total
                                         Common    Paid-in    Retained    Treasury  Stockholders'
                                          Stock     Capital   Earnings      Stock      Equity
                                        --------   --------   --------    --------  -------------
Balance, December 26, 1993                $36      $23,027    $ 5,768           -     $28,831
      Net income                            -            -        501           -         501
      Exercise of stock option              -            4          -           -           4
      Purchase of 208 shares of
         treasury stock                     -            -          -     ($1,799)     (1,799)
                                          ---      -------    -------      ------     -------

Balance, December 25, 1994                 36       23,031      6,269      (1,799)     27,537
      Net loss                              -            -     (2,810)          -      (2,810)
                                          ---      -------    -------      ------     -------

Balance, December 31, 1995                 36       23,031      3,459      (1,799)     24,727
      Net loss                              -            -       (151)          -        (151)
      Restricted stock compensation         -            4          -           -           4
                                          ---      -------    -------      ------     -------

Balance, June 30, 1996                    $36      $23,035    $ 3,308     ($1,799)    $24,580
                                          ===      =======    =======      ======     =======

       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                26 WEEKS ENDED
                                                        JUNE 30, 1996    JUNE 25, 1995
                                                        -------------    -------------
Cash flows from operating activities:
      Net income/(loss)                                    $  (151)         $  (354)
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                    1,932            2,499
            Loss on equity investment                          160                -
            Changes in operating assets and liabilities:
            (Increase)/decrease in accounts receivable          36              (15)
            Decrease in inventories                             19               20
            (Increase) in prepaid expenses and
               other current assets                           (117)             (60)
            (Increase) in prepaid income taxes                (326)            (265)
            (Increase)/decrease in other assets                 24              (15)
            (Decrease) in accounts payable and
                 accrued expenses                           (1,073)          (1,140)
            (Decrease) in deferred rent                        (23)             (22)
                                                           -------          -------
            Net cash provided by operating activities          481              648
                                                           -------          -------

Cash flows from investing activities:
      Investment in partnership                                (95)               -
      Capital expenditures                                  (1,847)          (1,997)
                                                           -------          -------

            Net cash used for investing activities          (1,942)          (1,997)
                                                           -------          -------

Cash flows from financing activities:
      Proceeds from debt                                         -            1,925
      Principal payments of debt                            (1,000)             (10)
                                                           -------          -------
        Net cash provided by (used for) financing           (1,000)           1,915
                                                           -------          -------

Net increase/(decrease) in cash and cash equivalents        (2,461)             566
Cash and cash equivalents at beginning of period             3,326              137
                                                           -------          -------
Cash and cash equivalents at end of period                 $   865          $   703
                                                           =======          =======

Supplemental disclosures of cash flow information:
      Interest paid                                        $   428          $   303
                                                           =======          =======

      Income taxes paid                                    $   255          $   380
                                                           =======          =======


       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE TWENTY SIX WEEKS ENDED
                         JUNE 30, 1996 AND JUNE 25, 1995



NOTE 1 -- BASIS OF PRESENTATION

          The preceding data is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring accruals and deferrals) that management considers necessary for a fair presentation of the financial position and results of operations for the interim periods presented in accordance with generally accepted accounting principles and practices consistently applied.

          The results of operations for the twenty six weeks ended June 30, 1996 and June 25, 1995 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 30, 1996 COMPARED TO THIRTEEN WEEKS ENDED
JUNE 25, 1995

     The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                   13 WEEKS ENDED
                                            JUNE 30, 1996     JUNE 25, 1995
                                            -------------     -------------
Sales                                            100.0%           100.0%
Costs and expenses:
     Cost of sales                                28.5             28.1
     Payroll and related costs                    31.9             32.8
     Operating expenses                           22.8             23.2
     Depreciation and amortization                 4.2              5.5
        Total restaurant operating expenses       87.4             89.6
Income from restaurant operations                 12.6             10.4
General and administrative expenses               10.6             10.6
     Operating income/(loss)                       2.0             (0.2)
Interest expense net                               0.8              0.9
     Income/(loss) before income taxes             1.2             (1.1)
Income taxes                                       0.4             (0.4)
Net income/(loss)                                  0.8             (0.7)

Number of restaurants:
     Restaurants open at beginning of period        33               37
     Restaurants open at end of period              33               36

SALES

     Sales decreased by $726,000, or 3.2%, to $22,165,000 in the thirteen week period ended June 30, 1996, from $22,891,000 in the same period in 1995. Same store sales increased $457,000, or 2.1%, in the thirteen week period ended June 30, 1996, compared to the same period in 1995.

     The overall decrease in sales in the thirteen weeks ended June 30, 1996 compared to the same period in 1995 was principally due to the closure of four restaurants that operated in the second quarter of 1995. The decrease in sales from closed stores was approximately $1,169,000.

     The Company operated 33 restaurants at June 30, 1996, down from 36 restaurants at June 25, 1995. Total restaurant customer count for the thirteen weeks ended June 30, 1996 decreased 9.8% to 1,286,000 from 1,425,000 in the comparable period in 1995, of which 76,000 is attributable to the closed locations.

COST OF SALES

     Cost of sales as a percentage of sales increased to 28.5% in the thirteen week period ended June 30, 1996, from 28.1% in the same period in 1995. This increase was attributable to a 0.5% increase in food cost as a percentage of food revenue (30.3% in the 1996 period versus 29.8% in the 1995 period), and a 0.1% decrease in beverage cost as a percentage of beverage revenue (23.6% in the 1996 period versus 23.7% in the 1995 period). The food cost increases were due principally to price increases in some food items.

PAYROLL AND RELATED COSTS

     Payroll and related costs as a percentage of sales decreased to 31.9% in the thirteen weeks ended June 30, 1996, from 32.8% in the same period in 1995. Payroll and related costs decreased by $456,000 in the thirteen weeks ended June 30, 1996, to $7,059,000 from $7,515,000 in the same period in 1995. The decrease, both in percentage and dollars, is the result of the Company closing four underperforming restaurants in 1995.

OPERATING EXPENSES

     Operating expenses decreased by $256,000 in the thirteen weeks ended June 30, 1996 to $5,063,000 from $5,319,000 in the same period in 1995. The decrease in operating expenses is attributable to the Company closing four underperforming restaurants in 1995. The decrease in operating expenses from closed stores was partially offset by increases in various general operating expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $333,000 in the thirteen weeks ended June 30, 1996 to $934,000 from $1,267,000 in the same period in 1995. The decrease is principally attributable to the closing of four underperforming restaurants in 1995 and a lower amount of pre-opening cost amortization in the thirteen weeks ended June 30, 1996 as compared to the same period in 1995. Included in the 1995 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by $72,000 in the thirteen weeks ended June 30, 1996 to $2,348,000 from $2,420,000 in the same period in 1995. The decrease is primarily attributable to a decrease in insurance expense.

INTEREST EXPENSE

     Interest expense decreased by $26,000 in the thirteen weeks ended June 30, 1996 to $181,000 from $207,000 in the same period in 1995. This decrease was attributable to the Company having less borrowings at June 30, 1996 compared to the same period in 1995.

INCOME TAXES

     Income taxes increased by $199,000 in the thirteen weeks ended June 30, 1996 to an expense of $101,000 from a benefit of $98,000 in the same period in 1995. The increased expense in the thirteen weeks ended June 30, 1996 reflects the pre-tax income of $274,000 as compared to the pre-tax loss of $263,000 for the same period in 1995. The estimated effective tax rate was 37% for both periods.

TWENTY SIX WEEKS ENDED JUNE 30, 1996 COMPARED TO TWENTY SIX WEEKS ENDED JUNE 25, 1995

     The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                        26 WEEKS ENDED
                                                   JUNE 30, 1996   JUNE 25, 1995
                                                   -------------   -------------
Sales                                                   100.0%        100.0%
Costs and expenses:
     Cost of sales                                       28.4          27.8
     Payroll and related costs                           32.6          33.5
     Operating expenses                                  23.5          23.0
     Depreciation and amortization                        4.4           5.5
          Total restaurant operating expenses            88.9          89.8
Income from restaurant operations                        11.1          10.2
General and administrative expenses                      10.8          10.6
     Operating income/(loss)                              0.3          (0.4)
Interest expense net                                      0.9           0.8
     Income/(loss) before income taxes                   (0.6)         (1.2)
Income taxes                                             (0.2)         (0.4)
Net income/(loss)                                        (0.4)         (0.8)

Number of restaurants:
     Restaurants open at beginning of period               33            37
     Restaurants open at end of period                     33            36


SALES

     Sales decreased by $2,365,000, or 5.3%, to $42,648,000 in the twenty six week period ended June 30, 1996, from $45,013,000 in the same period in 1995. Same store sales increased $243,000, or 0.6%, in the twenty six week period ended June 30, 1996, compared to the same period in 1995.

     The overall decrease in sales in the twenty six weeks ended June 30, 1996, compared to the same period in 1995 was principally due to the closure of five restaurants in 1995. The $2,925,000 of decreased sales from closed stores was partially offset by an increase in new store sales, which contributed $296,000.

     The Company operated 33 restaurants at June 30, 1996, down from 36 restaurants at June 25, 1995. Total restaurant customer count for the twenty six weeks ended June 30, 1996 decreased 12.5% to 2,465,000 from 2,817,000 in the comparable period in 1995, of which 188,000 is attributable to closed locations.

COST OF SALES

     Cost of sales as a percentage of sales increased to 28.4% in the twenty six week period ended June 30, 1996, from 27.8% in the same period in 1995. This increase was attributable to a 0.8% increase in food cost as a percentage of food revenue (30.2% in the 1996 period versus 29.4% in the 1995 period). The food cost increases were due principally to price increases in some food items. Beverage cost as a percentage of beverage sales was 23.7% for both the twenty six weeks ended June 30, 1996 and the twenty six weeks ended June 25, 1995.

PAYROLL AND RELATED COSTS

     Payroll and related costs as a percentage of sales decreased to 32.6% in the twenty six weeks ended June 30, 1996, from 33.5% in the same period in 1995. Payroll and related costs decreased by $1,222,000 in the twenty six weeks ended June 30, 1996, to $13,860,000 from $15,082,000 in the same period in 1995. The decrease, both in percentage and dollars, is the result of the Company closing four underperforming restaurants in 1995.

OPERATING EXPENSES

     Operating expenses decreased by $329,000 in the twenty six weeks ended June 30, 1996 to $10,028,000 from $10,357,000 in the same period in 1995. The decrease in operating expenses is attributable to the Company closing four underperforming restaurants in 1995. The decrease in operating expenses from closed stores was partially offset by increases in various general operating expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $603,000 in the twenty six weeks ended June 30, 1996 to $1,890,000 from $2,493,000 in the same period in 1995. The decrease is principally attributable to the closing of four underperforming restaurants in 1995 and a lower amount of pre-opening cost amortization in the twenty six weeks ended June 30, 1996 as compared to the same period in 1995. Included in the 1996 and 1995 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by $171,000 in the twenty six weeks ended June 30, 1996 to $4,594,000 from $4,765,000 in the same period in 1995. The decrease is primarily attributable to a decrease in insurance expense.

INTEREST EXPENSE

     Interest expense increased by $27,000 in the twenty six weeks ended June 30, 1996 to $389,000 from $362,000 in the same period in 1995. This increase was attributable to the fact no interest was capitalized in conjunction with construction in process as it had been in the comparable period in 1995.

INCOME TAXES

     Income taxes increased by $119,000 in the twenty six weeks ended June 30, 1996 to a benefit of $89,000 from a benefit of $208,000 in the same period in 1995. The decreased benefit in the twenty six weeks ended June 30, 1996 reflects the pre-tax loss of $240,000 as compared to the pre-tax loss of $562,000 for the same period in 1995. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At June 30, 1996, the Company's cash position was $865,000 and the Company had a net working capital deficit of $8,661,000.

     The Company has a revolving credit and term loan agreement (the "Loan Agreement") with The First National Bank of Boston (the "Bank"). At June 30, 1996, the Company had an outstanding balance of $9,025,000 under the Loan Agreement. In March of 1996, the Company reached an agreement with the Bank on the amendment of its Loan Agreement. The Amendment provides that the Loan Agreement is converted to a three-year term note and amends certain covenants going forward.

     The Company requires capital primarily for the development and construction of new restaurants and the conversion of existing restaurants. In recent years, the Company's primary sources of capital have been cash flow from its operations, borrowing and landlord contributions to restaurant construction costs. The Company intends to be very selective in its approval of sites for new units and will be limiting the number of restaurant openings in 1996. The Company expects to fund any capital expenditures for the remainder of 1996 from internally generated cash. The Company believes that cash flow from operations will be sufficient to meet future needs.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's 1996 Annual Meeting of Stockholders was held on June 4, 1996. Present or represented at the meeting by proxy were 2,952,725 of the 3,434,032 shares eligible to vote at the meeting. At the meeting, Francis P. Bissaillon and Richard K. Howe were reelected as Class II directors to serve for a three year term. There were 2,944,741 votes cast for Mr. Bissaillon and 7,984 votes withheld. There were 2,944,991 votes cast for Mr. Howe and 7,734 votes withheld.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits
               --------

               Exhibit 11 Computation of Earnings Per Share

               Exhibit 27 Financial Data Schedule

        (b)    Reports on Form 8-K
               -------------------

               None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BACK BAY RESTAURANT GROUP, INC.



August 1, 1996                     /s/ Francis P. Bissaillon
                                   ----------------------------------
                                   Francis P. Bissaillon
                                   Director, Executive Vice President
                                   and Chief Financial Officer



August 1, 1996                     /s/ Robert J. Ciampa
                                   ----------------------------------
                                   Robert J. Ciampa
                                   Vice President, Chief Accounting
                                   Officer and Treasurer

                                 EXHIBIT INDEX



EXHIBIT NO.                         DESCRIPTION
- - -----------                         -----------


     11             Computation of Earnings Per Share

     27             Financial Data Schedule

                                   EXHIBIT 11

                         BACK BAY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)


                                                    13 WEEKS ENDED
                                           JUNE 30, 1996      JUNE 25, 1995
                                           -------------      -------------
Net income/loss                                $ 173               $(165)
                                               =====               =====

Weighted average number of common
     shares outstanding                        3,434               3,429

Add

Weighted average number of common
     equivalent shares outstanding                 2                 --
                                               -----               -----
Weighted average number of common
     and common equivalent shares
     outstanding                               3,436               3,429
                                               =====               =====

Net income/loss per share                      $ .05               $(.05)
                                               =====               =====


                                   EXHIBIT 11

                         BACK BAY RESTAURANT GROUP, INC.
                                AND SUBSIDIARIES
                        COMPUTATION OF EARNINGS PER SHARE
                     (in thousands, except per share data)



                                                    26 WEEKS ENDED
                                           JUNE 30, 1996      JUNE 25, 1995
                                           -------------      -------------
Net income/loss                                $(151)              $(354)
                                               =====               =====

Weighted average number of common
     shares outstanding                        3,434               3,429
                                               =====               =====

Add

Weighted average number of common
     equivalent shares outstanding                 2                   2
                                               -----               -----

Weighted average number of common
     and common equivalent shares
     outstanding                               3,436               3,431
                                               =====               =====

Net income/loss per share                      $(.04)              $(.10)
                                               =====               =====