Form 10-Q
period 1996-09-29
BACK BAY RESTAURANT GROUP INC
filed 1996-11-12
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
       SEPTEMBER 29, 1996                                         0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           04-2812651
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
                                    Yes   X          No
                                        -----           -----

On November 1, 1996, there were 3,434,032 shares of the registrant's Common Stock outstanding.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        SEPTEMBER 29, 1996     DECEMBER 31, 1995
                                                        ------------------     -----------------
   Current assets:
      Cash and cash equivalents                               $   886                $ 3,326
      Accounts receivable (net of allowance for
        doubtful accounts of $970 in both 1996
        and 1995)                                                 250                    355
      Inventories                                                 645                    689
      Prepaid expenses and other current assets                   818                    612
      Prepaid taxes                                               339                     13
      Deferred income taxes                                       241                    241
                                                              -------                -------
        Total current assets                                    3,179                  5,236
                                                              -------                -------
   Buildings and improvements                                   4,303                  4,303
   Furniture, fixtures and equipment                           15,814                 15,262
   Leasehold improvements                                      31,666                 28,984
   Lease rights                                                 2,826                  2,826
                                                              -------                -------
                                                               54,609                 51,375
   Less:  accumulated depreciation and amortization            22,480                 19,792
                                                              -------                -------
      Net property, plant and equipment                        32,129                 31,583
                                                              -------                -------

   Other assets:
      Goodwill, net of accumulated amortization                 5,094                  5,221
      Tradenames and trademarks, net of
        accumulated amortization                                1,297                  1,330
      Deferred income taxes                                     1,908                  1,908
      Investment in partnership                                    --                    316
      Other assets, net of accumulated amortization               487                    506
                                                              -------                -------
        Total other assets                                      8,786                  9,281
                                                              -------                -------
          Total assets                                        $44,094                $46,100
                                                              =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Accounts payable                                        $ 3,119                $ 2,768
      Accrued expenses                                          7,098                  8,095
      Current maturities of long-term debt                      2,250                  2,500
                                                              -------                -------
        Total current liabilities                              12,467                 13,363
                                                              -------                -------
   Deferred rent                                                  452                    485
   Notes payable                                                6,525                  7,525
   Stockholders' equity:
      Common stock, $.01 par value; authorized
        20,000 shares; 3,434 shares issued and
        outstanding in both 1996 and 1995                          36                     36
      Additional paid-in capital                               23,037                 23,031
      Retained earnings                                         3,376                  3,459
                                                              -------                -------
                                                               26,449                 26,526
      Less treasury stock, 208 shares at cost in
        both 1996 and 1995                                      1,799                  1,799
                                                              -------                -------
        Total stockholders' equity                             24,650                 24,727
                                                              -------                -------
          Total liabilities and stockholders' equity          $44,094                $46,100
                                                              =======                =======

The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                              13 WEEKS ENDED

                                                 SEPTEMBER 29, 1996      SEPTEMBER 24, 1995
                                                 ------------------      ------------------

Sales                                                   $21,176               $22,574
Costs and expenses:
   Cost of sales                                          5,973                 6,296
   Payroll and related costs                              6,980                 7,157
   Operating expenses                                     4,978                 5,397
   Depreciation and amortization                            948                 1,228
                                                        -------               -------
      Total restaurant operating expenses                18,879                20,078
                                                        -------               -------
Income from restaurant operations                         2,297                 2,496
General and administrative expenses                       2,014                 2,237
                                                        -------               -------
   Operating income                                         283                   259
Interest expense, net                                       174                   213
                                                        -------               -------
   Income before income taxes                               109                    46
Income taxes                                                 40                    17
                                                        -------               -------


Net income                                              $    69               $    29
                                                        =======               =======

Net income per share                                    $   .02               $   .01
                                                        =======               =======

Weighted average common and common                        3,436                 3,429
   equivalent shares outstanding

The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                 39 WEEKS ENDED

                                                   SEPTEMBER 29, 1996      SEPTEMBER 24, 1995
                                                   ------------------      ------------------

Sales                                                   $ 63,824                $ 67,587
Costs and expenses:
   Cost of sales                                          18,100                  18,812
   Payroll and related costs                              20,840                  22,239
   Operating expenses                                     15,006                  15,754
   Depreciation and amortization                           2,838                   3,721
                                                        --------                --------
      Total restaurant operating expenses                 56,784                  60,526
                                                        --------                --------
Income from restaurant operations                          7,040                   7,061
General and administrative expenses                        6,608                   7,002
                                                        --------                --------
   Operating income                                          432                      59
Interest expense, net                                        563                     575
                                                        --------                --------

   Income/(loss) before income taxes                        (131)                   (516)
Income taxes                                                 (48)                   (191)
                                                        --------                --------

Net income/(loss)                                       ($    83)               ($   325)
                                                        ========                ========
Net income/(loss) per share                             ($   .02)               ($   .09)
                                                        ========                ========

Weighted average common and common                         3,436                   3,430
   equivalent shares outstanding

The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)



                                                   Additional                                          Total
                                     Common         Paid-in         Retained        Treasury       Stockholders
                                     Stock          Capital         Earnings          Stock            Equity
                                    --------        --------        --------         --------         --------

Balance, December 26, 1993          $     36        $ 23,027        $  5,768               --         $ 28,831
   Net income                             --              --             501               --              501
   Exercise of stock option               --               4              --               --                4
   Purchase of 208 shares of
      treasury stock                      --              --              --         ($ 1,799)          (1,799)
                                    --------        --------        --------         --------         --------


Balance, December 25, 1994                36          23,031           6,269           (1,799)          27,537
   Net loss                               --              --          (2,810)              --           (2,810)
                                    --------        --------        --------         --------         --------


Balance, December 31, 1995                36          23,031           3,459           (1,799)          24,727
   Net loss                               --              --             (83)              --              (83)
   Restricted stock
     compensation                         --               6              --               --                6
                                    --------        --------        --------         --------         --------

Balance, September 29, 1996         $     36        $ 23,037        $  3,376         ($ 1,799)        $ 24,650
                                    ========        ========        ========         ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             39 WEEKS ENDED

                                                                 SEPTEMBER 29, 1996    SEPTEMBER 24, 1995
                                                                 ------------------    ------------------
Cash flows from operating activities:
   Net income/(loss)                                                    ($   83)            ($  325)
   Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                   2,903               3,734
          Loss on equity investment                                         473                  --
          Changes in operating assets and liabilities:
          (Increase)/decrease in accounts receivable                        105                (118)
          Decrease in inventories                                            44                  58
          (Increase)/decrease in prepaid expenses and
            other current assets                                           (238)                104
        (Increase) in prepaid income taxes                                 (326)               (338)
          (Increase)/decrease in other assets                                 2                 (12)
          (Decrease) in accounts payable and
            accrued expenses                                               (646)             (1,318)
          (Decrease) in deferred rent                                       (33)                (33)
                                                                        -------             -------
          Net cash provided by operating activities                       2,201               1,752
                                                                        -------             -------

Cash flows from investing activities:
      Investment in partnership                                            (157)               (280)
      Capital expenditures                                               (3,234)             (2,677)
                                                                        -------             -------
        Net cash used for investing activities                           (3,391)             (2,957)
                                                                        -------             -------
Cash flows from financing activities:
      Proceeds from debt                                                    300               1,925
      Principal payments of debt                                         (1,550)                (20)
                                                                        -------             -------
        Net cash provided by (used for) financing activities             (1,250)              1,905
                                                                        -------             -------


Net increase/(decrease) in cash and cash equivalents                     (2,440)                700
Cash and cash equivalents at beginning of period                          3,326                 137
                                                                        -------             -------
Cash and cash equivalents at end of period                              $   886             $   837
                                                                        =======             =======

Supplemental disclosures of cash flow information:

      Interest paid                                                     $   621             $   515
                                                                        =======             =======
      Income taxes paid                                                 $   295             $   469
                                                                        =======             =======


The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE THIRTY NINE WEEKS ENDED
                    SEPTEMBER 29, 1996 AND SEPTEMBER 24, 1995


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

                  The results of operations for the thirty nine weeks ended September 29, 1996 and September 24, 1995 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.

NOTE 2 --   During the fourth quarter of fiscal 1995, the Company recorded
            $5,138,000 in charges relating to management's plan to reduce the Company's cost structure by taking a number of steps, including closing three underperforming restaurants. Included in the $5,138,000 was approximately $1,941,000 of accrued expenses relating to outstanding lease obligations and anticipated losses relating to the disposal of fixed assets for locations closed in 1995 or anticipated to close in 1996. To date the Company has settled its lease obligations for two of three stores closed at more favorable terms than originally estimated and has added an additional location to the original plan. During the third quarter of 1996, this location, which was a joint venture accounted for under the equity method of accounting, was closed and the related charges were offset against the accrual. As of September 29, 1996 the remaining accrual is $1,005,000, which management believes is adequate to complete the plan by the end of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 24, 1995

      The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:


                                                             13 WEEKS ENDED

                                                SEPTEMBER 29, 1996      SEPTEMBER 24, 1995
                                                ------------------      ------------------

Sales                                                  100.0%                   100.0%

Costs and expenses:
    Cost of sales                                       28.2                     27.9
    Payroll and related costs                           33.0                     31.7
    Operating expenses                                  23.5                     23.9
    Depreciation and amortization                        4.5                      5.4
        Total restaurant operating expenses             89.2                     88.9
Income from restaurant operations                       10.8                     11.1
General and administrative expenses                      9.5                      9.9

Operating income                                         1.3                      1.2

Interest expense net                                     0.8                      0.9

    Income before income taxes                           0.5                      0.3

Income taxes                                             0.2                      0.1

Net income                                               0.3                      0.2

Number of restaurants:

    Restaurants open at beginning
        of period                                         33                       36
    Restaurants open at end of period                     34                       36


  SALES

      Sales decreased by $1,398,000, or 6.2%, to $21,176,000 in the thirteen week period ended September 29, 1996, from $22,574,000 in the same period in 1995. Same store sales decreased $414,000, or 1.9%, in the thirteen week period ended September 29, 1996, compared to the same period in 1995.

      The overall decrease in sales in the thirteen weeks ended September 29, 1996 compared to the same period in 1995 was principally due to the closure of three restaurants that operated in the third quarter of 1995. The decrease in sales from closed stores was approximately $1,039,000. This decrease in sales from closed stores was partially offset by an increase in sales of approximately $55,000 from new stores and miscellaneous other sales.

      The Company operated 34 restaurants at September 29, 1996, down from 36 restaurants at September 24, 1995. Total restaurant customer count for the thirteen weeks ended September 29, 1996 decreased 11.6% to 1,248,000 from 1,412,000 in the comparable period in 1995, of which 67,000 is attributable to the closed locations.

COST OF SALES

      Cost of sales as a percentage of sales increased to 28.2% in the thirteen week period ended September 29, 1996, from 27.9% in the same period in 1995. This increase was attributable to a 0.2% increase in food cost as a percentage of food revenue (29.7% in the 1996 period versus 29.5% in the 1995 period), and a 0.2% decrease in beverage cost as a percentage of beverage revenue (23.5% in the 1996 period versus 23.7% in the 1995 period).

PAYROLL AND RELATED COSTS

      Payroll and related costs as a percentage of sales increased to 33.0% in the thirteen weeks ended September 29, 1996, from 31.7% in the same period in 1995. Payroll and related costs decreased by $177,000 in the thirteen weeks ended September 29, 1996, to $6,980,000 from $7,157,000 in the same period in 1995. The decrease in dollars is the result of the Company closing three underperforming restaurants in 1995. The decrease in payroll from closed stores was partially offset by increased payroll from one new restaurant that opened in September 1996 as well as payroll increases in same stores.

OPERATING EXPENSES

      Operating expenses decreased by $419,000 in the thirteen weeks ended September 29, 1996 to $4,978,000 from $5,397,000 in the same period in 1995. The decrease in operating expenses is primarily attributable to the Company closing three underperforming restaurants in 1995.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased by $280,000 in the thirteen weeks ended September 29, 1996 to $948,000 from $1,228,000 in the same period in 1995. The decrease is principally attributable to the closing of three underperforming restaurants in 1995 and a lower amount of pre-opening cost amortization in the thirteen weeks ended September 29, 1996 as compared to the same period in 1995. Included in the 1995 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased by $223,000 in the thirteen weeks ended September 29, 1996 to $2,014,000 from $2,237,000 in the same period in 1995. The decrease is primarily attributable to a decrease in advertising expense.

INTEREST EXPENSE

      Interest expense decreased by $39,000 in the thirteen weeks ended September 29, 1996 to $174,000 from $213,000 in the same period in 1995. This decrease was attributable to the Company having less borrowings at September 29, 1996, as well as the Company capitalizing some interest charges incurred for the thirteen weeks ended September 29, 1996 as it related to construction in process. There was no interest capitalized in the thirteen weeks ended September 24, 1995.

INCOME TAXES

      Income taxes increased by $23,000 in the thirteen weeks ended September 29, 1996 to $40,000 from $17,000 in the same period in 1995. The increased expense in the thirteen weeks ended September 29, 1996 reflects the pre-tax income of $109,000 as compared to the pre-tax income of $46,000 for the same period in 1995. The estimated effective tax rate was 37% for both periods.

THIRTY NINE WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THIRTY NINE WEEKS ENDED SEPTEMBER 24, 1995

      The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                               39 WEEKS ENDED
                                               SEPTEMBER 29, 1996         SEPTEMBER 24, 1995
                                               ------------------         ------------------
Sales                                                 100.0%                    100.0%
Costs and expenses:
   Cost of sales                                       28.4                      27.8
   Payroll and related costs                           32.7                      32.9
   Operating expenses                                  23.5                      23.3
   Depreciation and amortization                        4.4                       5.5
       Total restaurant operating expenses             89.0                      89.5
Income from restaurant operations                      11.0                      10.5
General and administrative expenses                    10.3                      10.4
   Operating income                                     0.7                       0.1
Interest expense net                                    0.9                       0.9
   Income/(loss) before income taxes                   (0.2)                     (0.8)
Income taxes                                           (0.1)                     (0.3)
Net income/(loss)                                      (0.1)                     (0.5)

Number of restaurants:
   Restaurants open at beginning
       of period                                         33                        37
   Restaurants open at end of period                     34                        36

SALES

        Sales decreased by $3,763,000, or 5.6%, to $63,824,000 in the thirty nine week period ended September 29, 1996, from $67,587,000 in the same period in 1995. Same store sales decreased $171,000, or 0.3%, in the thirty nine week period ended September 29, 1996, compared to the same period in 1995.

        The overall decrease in sales in the thirty nine weeks ended September 29, 1996, compared to the same period in 1995 was principally due to the closure of five restaurants in 1995. The $3,965,000 of decreased sales from closed stores was partially offset by an increase in new store sales and miscellaneous other sales, which contributed $373,000.

        The Company operated 34 restaurants at September 29, 1996, down from 36 restaurants at September 24, 1995. Total restaurant customer count for the thirty nine weeks ended September 29, 1996 decreased 12.2% to 3,713,000 from 4,228,000 in the comparable period in 1995, of which 254,000 is attributable to closed locations.

  COST OF SALES

        Cost of sales as a percentage of sales increased to 28.4% in the thirty nine week period ended September 29, 1996, from 27.8% in the same period in 1995. This increase was attributable to a 0.6% increase in food cost as a percentage of food revenue (30.0% in the 1996 period versus 29.4% in the 1995 period). The food cost increases were due principally to price increases in some food items. Beverage cost as a percentage of beverage sales was 23.6% for the thirty nine weeks ended September 29, 1996 and 23.7% for the thirty nine weeks ended September 24, 1995.

  PAYROLL AND RELATED COSTS

        Payroll and related costs as a percentage of sales decreased to 32.7% in the thirty nine weeks ended September 29, 1996, from 32.9% in the same period in 1995. Payroll and related costs decreased by $1,399,000 in the thirty nine weeks ended September 29, 1996, to $20,840,000 from $22,239,000 in the same period in 1995. The decrease, both in percentage and dollars, is the result of the Company closing four underperforming restaurants in 1995. The decrease in payroll from closed stores was partially offset by increased payroll from a new restaurant that opened in September 1996 as well as payroll increases in same stores.

  OPERATING EXPENSES

        Operating expenses decreased by $748,000 in the thirty nine weeks ended September 29, 1996 to $15,006,000 from $15,754,000 in the same period in 1995.
  The decrease in operating expenses is attributable to the Company closing four underperforming restaurants in 1995. The decrease in operating expenses from closed stores was partially offset by increases in various general operating expenses.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization decreased by $883,000 in the thirty nine weeks ended September 29, 1996 to $2,838,000 from $3,721,000 in the same period in 1995. The decrease is principally attributable to the closing of four underperforming restaurants in 1995 and a lower amount of pre-opening cost amortization in the thirty nine weeks ended September 29, 1996 as compared to the same period in 1995. Included in the 1996 and 1995 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased by $394,000 in the thirty nine weeks ended September 29, 1996 TO $6,608,000 from $7,002,000 in the same period in 1995. The decrease is primarily attributable to decreases in insurance, advertising and payroll expenses.

INTEREST EXPENSE

      Interest expense decreased by $12,000 in the thirty nine weeks ended September 29, 1996 to $563,000 from $575,000 in the same period in 1995. This decrease was attributable to the Company having less borrowings at September 29, 1996 compared to the same period in 1995.

INCOME TAXES

      Income taxes increased by $143,000 in the thirty nine weeks ended September 29, 1996 to a benefit of $48,000 from a benefit of $191,000 in the same period in 1995. The decreased benefit in the thirty nine weeks ended September 29, 1996 reflects a reduction in the pre-tax loss to $131,000 as compared to the pre-tax loss of $516,000 for the same period in 1995. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Company, similiar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At September 29, 1996, the Company's cash position was $886,000 and the Company had a net working capital deficit of $9,288,000.

      The Company has a revolving credit and term loan agreement (the "Loan Agreement") with The First National Bank of Boston (the "Bank"). At September 29, 1996, the Company had an outstanding balance of $8,525,000 under the Loan Agreement.

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

                 None

ITEM 5.          OTHER INFORMATION

                 None

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)       Exhibits

                            Exhibit 11 Computation of Earnings Per Share

                  (b)       Reports on Form 8-K

                            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BACK BAY RESTAURANT GROUP, INC.


November 1, 1996                     /s/ Francis P. Bissaillon
                                     ----------------------------------
                                     Francis P. Bissaillon
                                     Director, Executive Vice President
                                     and Chief Financial Officer


November 1, 1996                     /s/ Robert J. Ciampa
                                     -----------------------------------
                                     Robert J. Ciampa
                                     Vice President, Chief Accounting
                                     Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT NO.                                   DESCRIPTION

11                                 Computation of Earnings Per Share