Form 10-K
period 1996-12-29
BACK BAY RESTAURANT GROUP INC
filed 1997-03-28
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                                ----------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                         COMMISSION FILE NUMBER 0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               284 NEWBURY STREET                         04-2812651
          (State or other jurisdiction of          BOSTON, MASSACHUSETTS  02115         (I.R.S. Employer Identification No.)
          incorporation or organization)    (Address of principal executive offices,
                                                     including Zip Code)

                                 (617) 536-2800
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                     --------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)
                     --------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock as quoted on the National Association of Securities Dealers Automatic Quotation System on March 14, 1997 was $6,156,017.

     On March 14, 1997, there were 3,434,032 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                         BACK BAY RESTAURANT GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                                        PAGE
Item 1.  Business                                                                        3

Item 2.  Properties                                                                      9

Item 3.  Legal Proceedings                                                               9

Item 4.  Submission of Matters to a Vote of Security Holders                             9


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder                   10
         Matters

Item 6.  Selected Consolidated Financial Data                                           10

Item 7.  Management's Discussion and Analysis of Financial Condition                    12
         and Results of Operations

Item 8.  Financial Statements and Supplementary Data                                    17

Item 9.  Changes in and Disagreements With Accountants on Accounting                    34
         Disclosure and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                             35

Item 11. Executive Compensation                                                         35

Item 12. Security Ownership of Certain Beneficial Owners and                            35
         Management

Item 13. Certain Relationships and Related Transactions                                 35

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                36

                                     PART I

ITEM 1.           BUSINESS

GENERAL

     Back Bay Restaurant Group, Inc. (the "Company") owns and operates full service restaurants located in New England, New York, New Jersey and Washington, D.C. As of March 1, 1997, the Company operated 34 restaurants, 14 of which feature Northern Italian cuisine and are operated under the Papa.Razzi tradename and 20 of which offer casual American dining. Since it opened its first restaurant in 1964, the Company has followed an operating philosophy of providing value to its customers by featuring generous portions of high quality food, a level of service that is typical of higher priced restaurants, and moderate prices.

     The Company emphasizes freshness, quality, cleanliness, service and distinctive decor in each of its restaurants. Menu items are prepared on the restaurant premises from original recipes by skilled and experienced chefs. The Company employs two executive chefs who are responsible for developing new menu items, setting presentation standards and working with unit level chefs as needed to improve performance and resolve problems. The Company's restaurants use fresh ingredients almost exclusively and generally do not rely on frozen or prepared foods as do some national chains. The Company employs quality control consultants who conduct frequent unannounced inspections of its restaurants. The Company believes that its adherence to the high-quality food standards has promoted strong customer loyalty and has contributed to the longevity of its restaurant concepts.

     The Company recognizes that menus, and sometimes restaurant concepts, need to be changed periodically to satisfy changing public tastes. The Company believes that it has been successful at anticipating trends and changing its concepts in response to such trends. The Company's core restaurant concepts have proven adaptable to changing customer preferences and the Company believes that its ability to modify and refresh its existing restaurants by periodically revising their menus and concepts allows the Company to maintain or increase its customer base within its market area.

     The Company's restaurants provide specialty menus in addition to their standard menus, such as weekend brunch menus. Both standard and specialty menus are periodically updated by the executive chefs according to changing customer preferences. The Company considers the extensive selection of items on its menus to be an important factor in the appeal of its restaurants.

     All of the Company's restaurants offer a full liquor selection and all have a bar. The Company believes that, although such beverage service contributes to the overall success of a restaurant, attention to the quality of the food and service increases repeat customer business and minimizes volume fluctuations associated with trends in bar popularity. All of the Company's restaurants are open seven days a week and serve lunch and dinner.

NORTHERN ITALIAN-STYLE MENU AND CONCEPT

     The Papa.Razzi concept creates a distinctive upscale, casual dining atmosphere. Each of the Papa.Razzi restaurants features earth colors, marble or granite and light wood decor to create the ambiance of a European trattoria. The Papa.Razzi menu is tailored to this dining atmosphere and offers a selected array of Northern Italian cuisine featuring several types of freshly prepared pasta with sauces. The menu also includes a variety of pizzas with creative toppings which are flash cooked in brick ovens under extreme heat to create a thin, light crust and preserve the flavor and consistency of the toppings.

     The "secondi" or entree portion of the Papa.Razzi menu offers a selection of grilled and sauteed veal, chicken, seafood and meat dishes.

     The Papa.Razzi concept and menu allow the Company to take advantage of the lower food costs and growing popularity of Italian food. The Papa.Razzi restaurants have proven equally suitable for urban and shopping mall locations.

     In 1996 the average lunch and dinner checks per customer at Papa.Razzi were approximately $12.50 and $19.00, respectively. Sales of alcoholic beverages accounted for 24.2% of Papa.Razzi revenues in 1996.

AMERICAN-STYLE MENUS, CONCEPTS AND TRADENAMES

     The Company's American-style restaurants offer substantially similar menus which emphasize fresh, moderately-priced fare, including a variety of chicken and seafood dishes, grilled steaks, gourmet hamburgers, Mexican dishes, pasta, soups and salads.

     While the Company's American-style restaurants are operated under several tradenames, each restaurant creates a warm, casual dining atmosphere attracting a wide diversity of customers. The Company's strategy of using different restaurant names enhances its ability to open a number of restaurants in a strong restaurant market, such as the Back Bay section of Boston where the Company operates four American-style restaurants. Although the menus of American-style restaurants are substantially similar, menu items vary slightly and different prices are charged, depending on the restaurant's location and trade name.

     In 1996, the average lunch and dinner checks per customer at the Company's American-style restaurants were approximately $11.00 and $16.00, respectively. Sales of alcoholic beverages accounted for 28.0% of American concept revenues in 1996.

RESTAURANT LOCATIONS

     The following table presents certain information regarding the restaurants operated by the Company as of March 1, 1997.

                                                                                      APPROX.       RESTAURANT
  DATE                                                                                SEATING       SIZE (APPROX.      LEASE (1)
  OPENED           LOCATION                        NAME                               CAPACITY      SQ. FT.)           EXPIRATION
Northern Italian Concept
------------------------
Nov. 1989         Boston, MA                    Papa.Razzi                             220            6,700               2010
June 1991         Chestnut Hill, MA             Papa.Razzi                             160            4,050               2014
Oct. 1991         Cambridge, MA                 Papa.Razzi                             219            6,170               2007
June 1992         Concord, MA                   Papa.Razzi                             220            14,000              2019
Aug. 1992         West Hartford, CT             Papa.Razzi                             239            5,000               2014
Nov. 1992         White Plains, NY              Papa.Razzi                             280            6,750               2022
Dec. 1992         Burlington, MA                Papa.Razzi                             350            12,600              2017
Mar. 1993         Wellesley, MA                 Papa.Razzi                             320            9,300               2018
June 1993         Cranston, RI                  Papa.Razzi                             225            6,000               2018
Oct. 1993         Short Hills, NJ               Papa.Razzi                             202            5,450               2009
May 1994          Hanover, MA                   Papa.Razzi                             230            7,200               2023
June 1994         Westbury, NY                  Papa.Razzi                             280            10,200              2016
Sept. 1994        Paramus, NJ                   Papa.Razzi                             220            5,800               2005
Feb. 1995         Georgetown, D.C.              Papa.Razzi                             243            8,400               2015


American Concept
----------------
June 1973         Chestnut Hill, MA             Charley's Eating & Drinking Saloon     170            5,000               2014
Sept. 1975        Dedham, MA                    J.C. Hillary's                         270            7,920               2011
Oct. 1975         Boston, MA                    J.C. Hillary's (2)                     411            9,870               2006
Oct. 1978         Boston, MA                    The Famous Atlantic Fish Company (2)   169            4,557               2006
Dec. 1984         Boston, MA                    Joe's American Bar & Grill             251            6,317               2010
Nov. 1985         Waterford, CT                 Charley's Eating & Drinking Saloon     190            7,108               2000
Aug. 1986         Wayland, MA                   Hillary's                              188            6,100               2015
Feb. 1987         Nashua, NH                    Charley's Eating & Drinking Saloon     208            6,597               2002
July 1988         Worcester, MA                 Charley's Eating & Drinking Saloon     205            6,370               2003
Sept. 1988        West Hartford, CT             Joe's American Bar & Grill             230            8,000               2014
Sept. 1989        Woburn, MA                    J.C. Hillary's                         275            8,100               2023
Jan. 1990         North Attleboro, MA           Charley's Eating & Drinking Saloon     239            6,633               2005
July 1990         Trumbull, CT                  J.C. Hillary's                         250            7,090               2005
Nov. 1990         Boston, MA                    Charley's Eating & Drinking Saloon     270            7,888               2011
Nov. 1991         Cambridge, MA                 Rayz Riverside Cafe                    176            5,002               2007
Dec. 1992         Peabody, MA                   Joe's American Bar & Grill             268            6,016               2008
Dec. 1993         Hanover, MA                   Joe's American Bar & Grill             260            7,400               2023
Oct. 1994         Paramus, NJ                   Joe's American Bar & Grill             240            6,100               2005
Dec. 1994         Short Hills, NJ               Joe's American Bar & Grill             195            5,300               2009
Sept.1996         Braintree, MA                 Joe's American Bar & Grill             310            9,200               2016

(1)  Assumes that the Company exercises all of its extension options.

(2) Operated under a lease with an affiliate of Charles F. Sarkis, President and Chief Executive Officer of the Company.

GROWTH STRATEGY

       The Company's current growth strategy is to expand its operations on a very select basis in markets along the Boston-Washington, D.C. corridor. However, if a suitable opportunity arose, the Company would also consider expansion into other metropolitan markets. The Company does not franchise and currently has no plans to develop a franchise program. The ability of the Company to open new restaurants and achieve its expansion goals is dependent upon, among other factors, locating satisfactory sites, obtaining or generating adequate capital, negotiating favorable leases or purchasing land or buildings on acceptable terms, securing appropriate government permits and approvals, obtaining liquor licenses and recruiting and training additional qualified restaurant management personnel.

SITE SELECTION, DESIGN AND CONSTRUCTION

       The Company believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business and considers several demographic factors in selecting sites, including the size of the middle to upper income residential population, the proximity of retail and office facilities, traffic patterns and the visibility of the location. Senior management inspects and approves each restaurant site. The Company generally designs its restaurants utilizing outside architects under the supervision of its in-house architectural staff.

MANAGEMENT TRAINING AND RESTAURANT OPERATIONS

       The Company invests a substantial amount of time in training and testing its restaurant personnel. Management trainees must complete a ten-week on-site training program during which they are familiarized with kitchen, bar and dining room operations of the restaurant and are instructed in areas such as food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Periodic seminars are conducted by Company personnel and outside experts on a broad range of topics to provide additional training for its managers. The training programs are designed to ensure that uniform standards of quality and service are followed in all of the restaurants and are further designed so that the managers can be transferred from one American concept restaurant to another, or one Papa.Razzi restaurant to another, with minimum disruption.

       The Company believes that an important element of its success lies in employee adherence to the Company's standard of quality. The Company encourages the promotion of its qualified restaurant employees to managerial positions and maintains employee morale by rewarding individual achievement through increased salaries and bonuses. The Company has an incentive program under which general managers, chefs and regional managers may receive bonuses and stock option grants based on the contribution to the Company's earnings by the restaurants for which they are responsible.

       The Company employs regional managers who are each responsible for supervising an average of seven restaurants. The day-to-day operations of each restaurant, including personnel management, food procurement, inventory control and guest relations, are the responsibility of a general manager who generally reports to a regional manager. The management staff of a typical Company restaurant consists of one general manager, two assistant managers, one chef and one sous chef. Each restaurant also employs approximately 80 hourly employees, many of whom work part-time.

       Centralized financial and management controls, which are fundamental in improving restaurant operating margins, are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point of sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to monitor quality, cost and sales mix and to prepare periodic financial and management reports. This system is also used for budget analyses, planning, and determining menu composition. Restaurant managers perform daily inventories on key products and weekly inventories on all products. Cash is controlled through frequent deposits of sales proceeds in local operating accounts, the balances of which are wire transferred regularly to the Company's principal account.

PURCHASING AND SUPPLIES

       The Company centrally controls the purchasing criteria for its restaurants, including criteria related to acceptable suppliers and product quality. Management develops product specifications and continually monitors vendors to ensure that food suppliers comply with the Company's quality standards. The Company's restaurants purchase certain perishable items, beverages and other branded items directly from company-specified suppliers. The Company is not dependent on any single supplier and believes that adequate alternative suppliers are available.

EMPLOYEES

       At December 29, 1996, the Company employed approximately 2,600 persons, approximately 30 of whom were corporate personnel and approximately 220 of whom were associated with the management or supervision of the restaurants. The Company considers relations with its employees to be good.

MARKETING

     Management believes that the Company's commitment to customer service and value is the most effective approach to attracting customers. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new and repeat customers. Management believes that its strategy of locating multiple restaurants under the same name within a defined geographic area has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. The Company employs little print or direct mail advertising, and conducts some radio advertising and local restaurant promotions. During 1996, the Company's expenditures for advertising were less than one percent of its revenues.

     In September 1994, the Company instituted its Preferred Guest Program. Under the program, preferred guests receive a $20 dining certificate good at any of the Company's restaurants each time $200 in food and beverage purchases are reflected in the customer's account. The Company records the liability associated with dining certificates as they vest. As of March 1, 1997, the Company had approximately 18,000 members in its Preferred Guest Program.

COMPETITION

     The restaurant business is highly competitive and is affected by, among other things, changes in eating habits and preferences, local, regional and national economic conditions, population trends and traffic patterns. The Company competes within each market with locally-owned restaurants as well as with national and regional restaurant chains, some of which operate more restaurants and have greater financial resources and longer operating histories than the Company. The principal bases of competition in the industry are the quality and price of the food products served. Restaurant location, quality and speed of service, name identification and attractiveness of facilities are also important. The acquisition of sites is highly competitive as well, with the Company often competing with other restaurant companies and retail businesses for suitable sites for the development of new restaurants.

GOVERNMENTAL REGULATION

     The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing by governmental authorities and a variety of regulatory provisions relating to zoning of restaurant sites, alcoholic beverage control, sanitation, health and safety and the environment. Difficulties or failures in obtaining required licenses or approvals may delay or prevent the Company from opening new restaurants.

     Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. The failure to receive or retain, or a delay in obtaining, a liquor license in a particular location could adversely affect the Company's ability to obtain such a license elsewhere. The Company has not encountered any material problems relating to alcoholic beverage licenses to date.

     Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence, mandated health benefits or increased tax payment requirements for employees who receive gratuities could have a material adverse effect on the Company's results of operations.

SERVICE MARKS

     The Company regards its service marks as having significant value and as being an important factor in the marketing of its services. The Company has registered as service marks the words Papa.Razzi, Papa.Razzi's Cucina, Joe's American Bar & Grill, J.C. Hillary's, Hillary's, Charley's Eating & Drinking Saloon, Atlantic Fish Co. and Rayz Riverside Cafe with the United States Patent and Trademark Office. The Company's policy is to pursue registration of its marks and to strenuously oppose infringement of its marks.

     The Company is aware of similar names being used in some areas. To the extent that these names were in use prior to the Company's registration of the name as a service mark, the Company may be prevented from operating under the name in the area of such prior use. The Company does not expect any such prior use of similar names to have a material effect on its operations.

SEASONALITY

     A large proportion of the Company's restaurants are located in mall locations or other retail areas. Consequently, the Company's sales are generally highest during the holiday shopping season in the fourth quarter of each year and lowest during the first quarter of each year.


ITEM 2.           PROPERTIES

     All of the Company's restaurant locations are held under long term leases. See "Business - Restaurant Locations" and "Site Selection, Design and Construction." The Company's leases generally provide for a fixed base rent plus additional rent based on the level of sales generated by the restaurant. Most of the Company's leases require the Company to pay all or a portion of the costs of owning and operating the premises, including the cost of insurance, taxes and maintenance.


ITEM 3.           LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions, such as slip and fall and other general liability claims, that arise in the ordinary course of its business. The Company does not believe that any of these claims will have a material adverse effect on its business or results from operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal year 1996.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol PAPA. As of March 3, 1997, there were approximately 67 holders of record of the Company's Common Stock. The Company believes there are substantially more beneficial owners of its Common Stock than there are holders of record.

     The Company has not paid dividends since becoming a public company. The Company presently intends to retain all earnings for use in the operation and expansion of its business and has no present intention to pay cash dividends.

     The quarterly range of high and low sales prices for the Common Stock as reported on NASDAQ for fiscal years 1995 and 1996 are as follows:


                                                           1995                         1996

                                                    HIGH            LOW            HIGH          LOW

     1st Fiscal Quarter                            $9.00           $7.00         $5.00          $3.50
     2nd Fiscal Quarter                             7.75            4.50          5.50           3.00
     3rd Fiscal Quarter                             5.25            3.00          4.75           3.25
     4th Fiscal Quarter                             6.00            3.50          4.13           2.63




ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain historical financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information (except for Restaurant Operating Data) for the fiscal years ended December 27, 1992, December 26, 1993, December 25, 1994, December 31, 1995 and December 29, 1996 is derived from the audited Consolidated Financial Statements. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.


                                                                                    YEAR ENDED
                                                        DEC. 27,      DEC. 26,    DEC. 25,      DEC. 31,    DEC. 29,
                                                          1992          1993        1994          1995        1996
                                                        --------      --------    --------      --------    --------
                                                                        (Dollars in thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Sales                                                   $ 59,677     $ 74,172     $ 85,831     $ 93,496     $ 87,753
Costs and expenses:
     Cost of sales                                        17,261       20,286       23,230       25,980       24,785
     Payroll and related costs                            18,075       22,301       27,633       30,102       28,327
     Operating expenses                                   11,477       14,567       18,948       21,440       20,398
     Depreciation and amortization                         3,453        3,876        4,541        4,891        3,880
                                                        --------     --------     --------     --------     --------
         Total restaurant operating expenses              50,266       61,030       74,352       82,413       77,390
                                                        --------     --------     --------     --------     --------
Income from restaurant operations                          9,411       13,142       11,479       11,083       10,363
General and administrative expenses                        5,182        8,532       10,517       15,129        8,874
                                                        --------     --------     --------     --------     --------

         Operating income/(loss)                           4,229        4,610          962       (4,046)       1,489

Interest expense                                             524          104          118          795          748

Interest income                                             (115)         (49)          (4)          --           --
Gain on sale of property                                      --       (1,202)          --           --           --
                                                        --------     --------     --------     --------     --------

         Income/(loss) from continuing
             operations before income taxes                3,820        5,757          848       (4,841)         741
Income taxes                                               1,596        2,303          347       (2,031)         274
                                                        --------     --------     --------     --------     --------
         Income/(loss) from continuing                     2,224        3,454          501       (2,810)         467
              operations
Discontinued operations:
     Income from operations of discontinued
         division (net of income taxes)                      370           83           --           --           --
     Estimated loss on disposal of discontinued
         division (net of income taxes)                       --          (75)          --           --           --
                                                        --------     --------     --------     --------     --------


Net income/(loss)                                       $  2,594     $  3,462     $    501     ($ 2,810)    $    467
                                                        ========     ========     ========     ========     ========
Income/(loss) from continuing operations per
     share                                              $   0.68     $   0.95     $   0.14     ($  0.82)    $   0.14
                                                        ========     ========     ========     ========     ========
Net income/(loss) per share                             $   0.80     $   0.95     $   0.14     ($  0.82)    $   0.14
                                                        ========     ========     ========     ========     ========


Weighted average common and common
     equivalent shares outstanding                         3,260        3,654        3,623        3,431        3,436

RESTAURANT OPERATING DATA:

Average sales per restaurant open for full period (1)   $  2,686     $  2,674     $  2,570     $  2,595     $  2,613
Restaurants open for full period                              21           25           30           33           33

Percentage change in comparable restaurant sales (1)         4.3%         0.6%        (3.5%)       (2.2%)       (0.8%)

Total restaurants open at end of period                       26           31           37           33           34


BALANCE SHEET DATA (AT YEAR END):
Total assets                                            $ 35,897     $ 38,884     $ 47,314     $ 46,100     $ 43,911
Long term debt                                                --           --        7,600        7,525        6,025
Current maturities of long term debt                       2,186          683          542        2,500        1,500
Total stockholders' equity                                25,369       28,831       27,537       24,727       25,202


(1) Does not include the 53rd week in the fiscal year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements which are included herein.

RESULTS OF OPERATIONS

     The following table sets forth the components of income from operations as a percentage of net sales for the periods indicated:


                                                                                YEAR ENDED
                                                          DECEMBER 25,          DECEMBER 31,          DECEMBER 29,
                                                              1994                  1995                  1996
                                                          ------------          ------------          ------------
Sales                                                         100.0%                100.0%                 100.0%

Costs and expenses:
   Cost of sales                                               27.0                  27.8                   28.2
   Payroll and related costs                                   32.2                  32.2                   32.3
   Operating expenses                                          22.1                  22.9                   23.3
   Depreciation and amortization                                5.3                   5.2                    4.4
                                                            -------               -------                -------
      Total restaurant operating expenses                      86.6                  88.1                   88.2
                                                            -------               -------                -------
Income from restaurant operations                              13.4                  11.9                   11.8
General and administrative expenses                            12.3                  16.2                   10.1
                                                            -------               -------                -------

      Operating income/(loss)                                   1.1                  (4.3)                   1.7

Interest expense                                                0.1                   0.9                    0.9
                                                            -------               -------                -------

Income/(loss) before income taxes                               1.0                  (5.2)                   0.8
Income taxes                                                    0.4                  (2.2)                   0.3
                                                            -------               --------               -------

Net income/(loss)                                               0.6                  (3.0)                   0.5
                                                            =======               ========               =======

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Sales

       Sales decreased by $5,743,000, or 6.1%, to $87,753,000 in 1996 from
$93,496,000 in 1995. The decrease in sales was attributable in part to $1,821,000 of sales in the additional week in 1995 as compared to 1996. Same store sales decreased $652,000, or 0.8%, in the 52 weeks in 1996 as compared to the 52 weeks in 1995.

       The overall decrease in sales was from five restaurants that closed in 1995 which contributed $5,018,000 in 1995. This decrease in closed store sales was partially offset by an increase in new store sales and miscellaneous other sales, which contributed $1,748,000 in 1996.

       The Company operated 34 restaurants at December 29, 1996, up from 33 restaurants at December 31, 1995. Total restaurant customer count for 1996 decreased 11.5% to 5,076,000 from 5,733,000 in 1995, of which 300,000 is attributable to closed locations.

Cost of Sales

       Cost of sales as a percentage of sales increased to 28.2% in 1996 from 27.8% in 1995. This increase was attributable to a 0.5% increase in food cost as a percentage of food revenue (29.9% in 1996 versus 29.4% in 1995). The food cost increases were due principally to price increases in some food items. Beverage cost as a percentage of beverage revenue was 23.7% for both the 1996 and 1995 years.

Payroll and Related Costs

       Payroll and related costs as a percentage of net sales increased to 32.3% in 1996 from 32.2% in 1995. The payroll and related costs decreased by $1,775,000 in 1996 to $28,327,000 from $30,102,000 in 1995. This decrease is the result of the Company closing four underperforming restaurants in 1995, as well as having one less week of payroll in 1996 as compared to 1995.

Operating Expenses

       Operating expenses decreased by $1,042,000 in 1996 to $20,398,000 from $21,440,000 in 1995. The decrease in operating expenses is attributable to the Company closing four underperforming restaurants in 1995. The decrease in operating expenses from closed stores was partially offset by increases in various general operating expenses.

Depreciation and Amortization

       Depreciation and amortization decreased by $1,011,000 in 1996 to $3,880,000 from $4,891,000 in 1995. The decrease is principally attributable to the closing of four underperforming restaurants in 1995 and a lower amount of pre-opening cost amortization in 1996 as compared to 1995. Included in the 1996 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

General and Administrative Expenses

       General and administrative expenses decreased by $6,255,000 in 1996 to $8,874,000 from $15,129,000 in 1995. Included in the 1995 general and administrative expenses are approximately $5,441,000 of charges that the Company took in 1995. Included in the $5,441,000 is approximately $4,449,000 of charges associated with the closing of three poorly performing restaurants at the end of 1995. The remaining balance consists principally of charges associated with capitalized costs from restaurant projects that were abandoned and reserves the Company provided for to close an additional unit. The adjusted general and administrative decrease of $814,000 in 1996 as compared to 1995 is primarily attributable to decreases in insurance, advertising and payroll expense.

Interest Expense

       Interest expense decreased by $47,000 in 1996 to $748,000 from $795,000 in 1995. This decrease was attributable to the Company having less borrowings in 1996 as compared to 1995.

Income Taxes

       Income taxes increased by $2,305,000 in 1996 to a tax expense of $274,000 from a tax benefit of $2,031,000. The increase in income taxes reflects the pre-tax earnings of $741,000 in 1996 as compared to the pre-tax loss of $4,841,000 in 1995.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

Sales

       Sales increased by $7,665,000, or 8.9%, to $93,496,000 in 1995 from
$85,831,000 in 1994. The increase in sales was attributable in part to $1,821,000 of sales in the additional week in 1995 as compared to 1994. Same store sales decreased $1,628,000, or 2.2%, in the 52 weeks in 1995 as compared to the 52 weeks in 1994. The Company implemented a new menu for many of its restaurant concepts in the fourth quarter of 1995 and executed a radio campaign for Papa.Razzi in the Boston metropolitan market. The Company believes that the new menu and advertising will help offset some of the same store sales decreases in the future. Comparable unit sales in the fourth quarter of 1995 increased 1.0% as compared to the fourth quarter of 1994.

       The overall increase in sales was from new stores which contributed $11,648,000 in 1995 (exclusive of the 53rd week). This increase in new store sales was partially offset by a decrease in sales of $4,087,000 from five restaurants that closed in 1995.

       The Company operated 33 restaurants at December 31, 1995, down from 37 restaurants at December 25, 1994. Total restaurant customer count for 1995 increased 8.0% to 5,733,000 from 5,308,000 in 1994.

Cost of Sales

       Cost of sales as a percentage of sales increased to 27.8% in 1995 from 27.0% in 1994. This increase was attributable to a 0.6% increase in food cost as a percentage of food revenue (29.4% in 1995 versus 28.8% in 1994), and a 0.8% increase in beverage cost as a percentage of beverage revenue (23.7% in 1995 versus 22.9% in 1994). The cost increases are due principally to price increases from vendors.

Payroll and Related Costs

       Payroll and related costs as a percentage of sales was 32.2% for both the 1995 and 1994 years. Payroll and related costs increased by $2,469,000 in 1995 to $30,102,000 from $27,633,000 in 1994. This increase is attributable principally to a larger number of restaurants being open during 1995 as well as an extra week of payroll in 1995 as compared to 1994 (53 weeks in 1995 versus 52 weeks in 1994).

Operating Expenses

       Operating expenses increased by $2,492,000 in 1995 to $21,440,000 from $18,948,000 in 1994. A significant portion of the increase in operating expenses is attributable to a larger number of restaurants being open during 1995 as compared to 1994, as well as the relatively higher occupancy costs of the newer units and increases in various general operating expenses.

Depreciation and Amortization

       Depreciation and amortization increased by $350,000 in 1995 to $4,891,000 from $4,541,000 in 1994. The increase in depreciation and amortization is attributable principally to new restaurants and is partially offset by a decrease in pre-opening amortization. Included in the 1995 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

General and Administrative Expenses

       General and administrative expenses increased by $4,612,000 in 1995 to $15,129,000 from $10,517,000 in 1994. Included in the 1995 general and administrative expenses are approximately $5,441,000 of charges that the Company took in 1995. Included in the $5,441,000 is approximately $4,449,000 of charges associated with the closing of three poorly performing restaurants at the end of 1995. The remaining balance consists principally of charges associated with capitalized costs from restaurant projects that were abandoned and reserves the Company provided to close an additional unit. Included in the 1994 general and administrative expenses are approximately $1,500,000 of charges associated with insurance expense charges as well as the write down in anticipation of closing a poorly performing restaurant. The adjusted general and administrative expense increase of $671,000 in 1995 as compared to 1994 is primarily attributable to increased payroll and benefits.

Interest Expense

       Interest expense increased by $677,000 in 1995 to $795,000 from $118,000 in 1994. This increase in 1995 was attributable to increased borrowings and the fact that a lower amount of interest was capitalized in conjunction with construction in process than was capitalized in 1994.

Income Taxes

       Income taxes decreased by $2,378,000 in 1995 to a benefit of $2,031,000 from a $347,000 expense in 1994. The benefit in 1995 reflects the pre-tax loss of $4,841,000 in 1995 as compared to the pre-tax earnings of $848,000 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

       The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At December 29, 1996, the Company's cash position was $1,344,000 and the Company had a net working capital deficit of $8,887,000. At December 31, 1995, the Company's cash position was $3,326,000 and the Company had a net working capital deficit of $8,127,000.

       The Company has a revolving credit and term loan agreement (the "Loan Agreement") with The First National Bank of Boston (the "Bank"). At December 29, 1996, the Company had an outstanding balance of $7,525,000 under the Loan Agreement. In March of 1996, the Company reached an agreement with The First National Bank of Boston on the amendment of its Loan Agreement. Under the amended Loan Agreement, the Company is required to pay monthly installments of interest, and quarterly payments of principal in twelve installments of $500,000 beginning March 31, 1996, with a final principal payment of $3,525,000 due March 31, 1999.

       The Company requires capital primarily for the development and construction of new restaurants and the conversion of existing restaurants. In recent years, the Company's primary sources of capital have been cash flow from its operations, borrowings and landlord contributions to restaurant construction costs. The Company intends to be very selective in its approval of sites for new units and will be limiting the number of restaurant openings in 1997. The Company expects to fund any capital expenditures for 1997 from internally generated cash. The Company believes that cash flow from operations will be sufficient to meet future needs.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                                                            PAGE
Report of Independent Accountants                                                                             18
Consolidated Balance Sheets as of December 31, 1995 and                                                       19
     December 29, 1996
Consolidated Statements of Operations for the Years Ended                                                     20
     December 25, 1994, December 31, 1995 and December 29, 1996
Consolidated Statements of Changes in Stockholders' Equity for the Years                                      21
     Ended December 25, 1994, December 31, 1995 and December 29, 1996
Consolidated Statements of Cash Flows for the Years Ended                                                     22
     December 25, 1994, December 31, 1995 and December 29, 1996
Notes to Consolidated Financial Statements                                                                    23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of the Back Bay Restaurant Group, Inc.:

We have audited the accompanying consolidated balance sheets of the Back Bay Restaurant Group, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended December 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Back Bay Restaurant Group, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the consolidated results of its operations and cash flows for each of the three fiscal years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.

                                        /s/ Coopers & Lybrand LLP

Boston, Massachusetts
February 17, 1997

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)


                                                     DECEMBER 31, 1995           DECEMBER 29, 1996
                                                     -----------------           -----------------
   Current assets:
      Cash and cash equivalents                        $ 3,326                     $ 1,344
      Accounts receivable, net of allowance for
        doubtful accounts ($970 in 1995 and 1996)          355                         252
      Inventories                                          689                         687
      Prepaid expenses and other current assets            612                         904
      Prepaid taxes                                         13                          --
      Deferred income taxes                                241                         169
                                                       -------                     -------
        Total current assets                             5,236                       3,356
                                                       -------                     -------
   Buildings and improvements                            4,303                       4,303
   Furniture, fixtures and equipment                    15,262                      16,124
   Leasehold improvements                               28,984                      31,965
   Lease rights                                          2,826                       2,826
                                                       -------                     -------
                                                        51,375                      55,218
   Less:  accumulated depreciation and amortization     19,792                      23,436
                                                       -------                     -------
      Net property, plant and equipment                 31,583                      31,782
                                                       -------                     -------

   Other assets:
      Goodwill, net of accumulated amortization          5,221                       5,052
      Tradenames and trademarks, net of
        accumulated amortization                         1,330                       1,286
      Deferred income taxes                              1,908                       1,698
      Investment in partnership                            316                          --
      Other assets, net of accumulated amortization        506                         737
                                                       -------                     -------
        Total other assets                               9,281                       8,773
                                                       -------                     -------
          Total assets                                 $46,100                     $43,911
                                                       =======                     =======


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                                    $ 2,768                     $ 2,709
   Accrued expenses                                      8,095                       7,750
   Current maturities of long-term debt                  2,500                       1,500
   Income taxes payable                                     --                         284
                                                       -------                     -------
      Total current liabilities                         13,363                      12,243
                                                       -------                     -------
 Deferred rent                                             485                         441
 Long term debt                                          7,525                       6,025
 Commitments and contingencies
  Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,434 shares issued and
      outstanding in 1996 and in 1995                       36                          36
   Additional paid-in capital                           23,031                      23,039
   Retained earnings                                     3,459                       3,926
                                                       -------                     -------
                                                        26,526                      27,001
   Less treasury stock, 208 shares at cost in 1995
      and 1996                                           1,799                       1,799
                                                       -------                     -------
        Total stockholders' equity                      24,727                      25,202
                                                       -------                     -------
          Total liabilities and stockholders' equity   $46,100                     $43,911
                                                       =======                     =======


The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                      FIFTY-TWO      FIFTY-THREE     FIFTY-TWO
                                     WEEKS ENDED     WEEKS ENDED    WEEKS ENDED
                                     DECEMBER 25,    DECEMBER 31,   DECEMBER 29,
                                         1994           1995           1996
                                     ------------    ------------   -----------

Sales                                    $ 85,831    $ 93,496           $87,753
Costs and expenses:
 Cost of sales                             23,230      25,980            24,785
 Payroll and related costs                 27,633      30,102            28,327
 Operating expenses                        18,948      21,440            20,398
 Depreciation and amortization              4,541       4,891             3,880
                                         --------    --------           -------
   Total restaurant operating expenses     74,352      82,413            77,390
                                         --------    --------           -------
Income from restaurant operations          11,479      11,083            10,363
General and administrative expenses        10,517      15,129             8,874
                                         --------    --------           -------

   Operating income/(loss)                    962      (4,046)            1,489

Interest expense                              118         795               748

Interest income                                (4)         --                --
                                         --------    --------           -------

Income/(loss) before income taxes             848      (4,841)              741
Income taxes                                  347      (2,031)              274
                                         --------    --------           -------

Net income/(loss)                        $    501    ($ 2,810)          $   467
                                         ========    ========           =======

Net income/(loss) per share              $   0.14    ($  0.82)          $  0.14
                                         ========    ========           =======


Weighted average common and common          3,623       3,431             3,436
 equivalent shares outstanding









The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                      ADDITIONAL                         TOTAL
                               COMMON  PAID-IN   RETAINED   TREASURY  STOCKHOLDERS'
                               STOCK   CAPITAL   EARNINGS    STOCK      EQUITY
                               ------ ---------- --------   --------  -------------

Balance, December 26, 1993       $36   $23,027   $ 5,768         --    $ 28,831
 Net income                       --        --       501         --         501
 Exercise of stock option         --         4        --         --           4

 Purchase of 208 shares of
   treasury stock                 --        --        --    ($1,799)     (1,799)
                                 ---   -------   -------    -------    --------


Balance, December 25, 1994        36    23,031     6,269     (1,799)     27,537

 Net loss                         --        --    (2,810)        --      (2,810)
                                 ---   -------   -------    -------    --------


Balance, December 31, 1995        36    23,031     3,459     (1,799)     24,727
                                 ---   -------   -------    -------    --------

 Net income                       --        --       467         --         467
 Restricted stock compensation    --         8        --         --           8
                                 ---   -------   -------    -------    --------


Balance, December 29, 1996       $36   $23,039   $ 3,926    ($1,799)   $ 25,202
                                 ===   =======   =======    =======    ========




The accompanying notes are an integral part of these consolidated financial statements.

                         BACK BAY RESTAURANT GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)


                                                                    YEAR ENDED       YEAR ENDED           YEAR ENDED
                                                                    DECEMBER 25,     DECEMBER 31,        DECEMBER 29,
                                                                       1994             1995                 1996
                                                                    ------------     ------------        ------------
Cash flows from operating activities:
 Net income                                                          $    501         ($ 2,810)           $   467
 Adjustments to reconcile net income to net cash
     provided by operating activities:

      Depreciation and amortization                                     4,582            4,916              3,966

      Loss on disposal of fixed assets                                    566            2,919                 --

      Loss on equity investment                                            --               44                473

      Changes in operating assets and liabilities:

      (Increase)/decrease in accounts receivable                          714             (135)               103

      Decrease in inventories                                              84               21                  2

      (Increase)/decrease in prepaid expenses and other
        current assets                                                   (692)             259               (371)
      (Increase)/decrease in prepaid income taxes                        (217)             204                 13

      (Increase)/decrease in other assets                                (166)              52                 22

      Increase/(decrease) in accounts payable and accrued expenses      2,282            1,664               (404)

      Increase/(decrease) in income taxes payable                        (219)              --                284

      Decrease in deferred rent                                           (44)             (44)               (44)

      (Increase)/decrease in deferred taxes                              (908)          (2,125)               282
                                                                     --------          -------            -------

        Net cash provided by operating activities                       6,483            4,965              4,793
                                                                     --------          -------            -------

Cash flows from investing activities:

    Investment in partnership                                              --             (360)              (157)
    Capital expenditures                                              (14,381)          (3,304)            (3,843)

    Acquisition of other assets                                            --               --               (275)

    Proceeds from sale of fixed assets                                     --                5                 --
                                                                     --------          -------            -------

        Net cash used for investing activities                        (14,381)          (3,659)            (4,275)
                                                                     --------          -------            -------

Cash flows from financing activities:

    Proceeds from debt                                                  7,600            1,925                300

    Principal payments of debt                                           (141)             (42)            (2,800)

    Purchase of company stock                                          (1,799)              --                 --

    Exercise of stock option                                                4               --                 --
                                                                     --------          -------            -------

        Net cash provided by (used for) financing activities            5,664            1,883             (2,500)
                                                                     --------          -------            -------


Net increase (decrease) in cash and cash equivalents                   (2,234)           3,189             (1,982)

Cash and cash equivalents at beginning of period                        2,371              137              3,326
                                                                     --------          -------            -------
Cash and cash equivalents at end of period                           $    137          $ 3,326            $ 1,344
                                                                     ========          =======            =======

Supplemental disclosures of cash flow information:

    Interest paid                                                    $    245          $   766            $   823
                                                                     ========          =======            =======

    Income taxes paid                                                $  1,725          $   761            $   315
                                                                     ========          =======            =======




The accompanying notes are an integral part of these consolidated financial statements.

                         BACK BAY RESTAURANT GROUP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

       Back Bay Restaurant Group, Inc. (the "Company") (formerly Westwood Restaurant Group, Inc., a Massachusetts corporation) was reincorporated in Delaware in 1991. The Company was a wholly-owned subsidiary of The Westwood Group, Inc. ("WGI") prior to the Company's initial public offering effective on March 13, 1992.

NATURE OF OPERATIONS

       The Company owns and operates full service restaurants located in New England, New York, New Jersey and Washington, D.C. As of March 1, 1997, the Company operated 34 restaurants, 14 of which feature Northern Italian cuisine and are operated under the Papa.Razzi tradename and 20 of which offer casual American dining.

FISCAL YEAR

       The Company's fiscal year ends on the Sunday closest to the end of December and includes 52 weeks in 1994, 53 weeks in 1995 and 52 weeks in 1996.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of Back Bay Restaurant Group, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. Investments in nonconsolidated companies which are at least 20% owned are carried on the equity method.

PERVASIVENESS OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

       The Company considers all certificates of deposit and highly liquid marketable securities with maturities of three months or less at the date of purchase to be cash equivalents.

INVENTORIES

       Inventories, principally food supplies, are stated at cost, as determined by the first-in, first-out method.

                         BACK BAY RESTAURANT GROUP, INC.

PREOPENING COSTS

       Preopening costs represent staff training costs, rent and other costs incurred exclusively prior to and specifically for a restaurant opening. These costs are deferred and amortized over a 12-month period following the month of the opening.

PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

                 Asset Classification                     Estimated Useful Life
             Buildings and improvements..............           30 Years
             Furniture, fixtures and equipment.....             5-10 Years

       Leasehold improvements are amortized over the lesser of the assets' estimated useful lives or the lease terms, principally fifteen to twenty years. Lease rights are amortized over the lives of the related leases.

       Gains or losses are recognized upon the disposal of property, plant and equipment, and the related accumulated depreciation and amortization are removed from the accounts. Fully depreciated assets and the related accumulated depreciation are removed from the accounts upon retirement. Maintenance, repairs and betterments that do not enhance the value of or increase the life of assets are charged to operations as incurred.

       Interest is capitalized in connection with the construction of new locations. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $157,000 in 1994, $23,000 in 1995 and $23,000 in 1996.

INTANGIBLE ASSETS

       Intangible assets, including goodwill, tradenames and trademarks are stated at cost and are amortized over 40 years on a straight-line basis. Accumulated amortization was approximately $1,867,000 and $2,079,000 as of December 31, 1995 and December 29, 1996, respectively.

IMPAIRMENT OF LONG LIVED ASSETS

       Periodically, management assesses, based on undiscounted cash flows, if there has been a permanent impairment in the carrying value of its long lived assets and, if so, the amount of any such impairment by comparing anticipated discounted future operating income from acquired businesses with the carrying value of the related long lived assets. In performing this analysis, management considers such factors as current results, trends and future prospects, in addition to other economic factors.

                         BACK BAY RESTAURANT GROUP, INC.

INCOME TAXES

       In the first quarter of 1993, the Company retroactively adopted Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109") which requires a change from an income statement to a balance sheet approach for accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are recognizable based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates.

NET INCOME PER SHARE

       Net income per share is computed based on the average number of common shares outstanding for the respective periods adjusted for the dilutive effect of stock options. Fully diluted earnings per share are not presented, because the amount would not differ significantly from that presented.

PREFERRED GUEST PROGRAM

       The Company provides a liability for gift certificates issued to participants in its preferred guest program. The liability associated with these certificates is recorded as they vest.


2.     PREPAID EXPENSES AND OTHER CURRENT ASSETS  (in thousands)

       Prepaid expenses and other current assets consisted of the following:


                   December 31,       December 29,
                       1995               1996
                   ------------       ------------
Preopening costs    $  39                $147

Prepaid insurance     (78)                 57

Prepaid rent          456                 552
Other                 195                 148
                    -----                ----
       Total        $ 612                $904
                    =====                ====

                         BACK BAY RESTAURANT GROUP, INC.

3.     ACCRUED EXPENSES  (in thousands)

       Accrued expenses consisted of the following:


                            December 31,      December 29,
                               1995               1996
                            ------------      ------------
Payroll and payroll taxes    $1,392             $1,701
Rent expense                  1,716              1,917
Reserve for store closings    2,126              1,245
Insurance                     1,424              1,379
Other                         1,437              1,508
                             ------             ------
Total accrued expenses       $8,095             $7,750
                             ======             ======



4.     LONG-TERM DEBT  (in thousands)

Long-term debt consists of the following:


                                                                                     December 31,      December 29,
                                                                                         1995              1996
                                                                                     ------------      ------------
Mortgage note, 8%, payable in quarterly installments of principal and interest of $21, with a final payment due February 1996, collateralized by certain property, plant and equipment and the pledge of the stock of a
       subsidiary of the Company.                                                         500                   -
Revolving Credit and Term Loan Agreement base rate plus
       1.25% or, at the option of the Company, LIBOR plus 3.5% (9.0625% at
       December 29, 1996) payable in monthly installments of interest, principal payable in twelve quarterly installments of $500, beginning March 31,
       1996, with a final payment of $3,525 due March 31, 1999, collateralized
       by certain property, plant and equipment.                                        9,525              7,525
                                                                                      -------             ------
                                                                                       10,025              7,525

Less:  current maturities                                                               2,500              1,500
                                                                                      -------             -------
       Total long-term debt                                                           $ 7,525             $6,025
                                                                                      =======             =======


                         BACK BAY RESTAURANT GROUP, INC.

Maturities of long-term debt outstanding at December 29, 1996 are as follows:

                    1997   $1,500
                    1998    2,000
                    1999    4,025
                           ------
                           $7,525
                           ======




       The Company has a revolving credit and term loan agreement (the "Loan Agreement") with The First National Bank of Boston (the "Bank"). At December 29, 1996, the Company had an outstanding balance of $7,525,000 under the Loan Agreement. On March 5, 1996, the Company reached an agreement with the Bank on the amendment of its loan agreement. Under the amended Loan Agreement, the Company is required to pay monthly installments of interest, and quarterly payments of principal in twelve installments of $500,000 beginning March 31, 1996, with a final principal payment of $3,525,000 due March 31, 1999. The Company's obligation under the Loan Agreement is collateralized by certain property, plant and equipment. The Loan Agreement contains restrictions relating to future indebtedness, contingent liabilities, encumbrances, the merger, acquisition or sale of assets, additional stock issuance, equity distributions, cash dividends, and redemptions, capital expenditures, investments, ERISA and transactions with affiliates. The Loan Agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is a fixed charge coverage. Under this arrangement the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending March 31, 1996, to maintain a ratio of consolidated cash available to pay fixed charges to consolidated fixed charges of not less than 1.17 to 1. This fixed change coverage increases to 1.20 to 1 for the calculation commencing June 29, 1997.

       On September 5, 1996, the Company and the Bank made certain modifications to the Loan Agreement. These modifications included deferring a quarterly payment of principal by thirty days, increasing allowable capital expenditures by $1,300,000 and changing the borrowing rate. The Company's borrowing rate under the Loan Agreement, as modified, is base rate plus 1.25% or, at the option of the Company, LIBOR plus 3.5%.

                         BACK BAY RESTAURANT GROUP, INC.

5.     COMMITMENTS AND CONTINGENCIES

LEASES

       The Company leases facilities under operating leases expiring at various dates through October 2023, which includes available option renewal periods. Most of the leases require payment of certain additional expenses such as maintenance, repairs, insurance and real estate taxes, and additional contingent rentals based on a percentage of sales specific to each leased facility. Rent is charged to operations on a straight-line basis for certain leases with escalation clauses. Rent expense for the years ended December 25, 1994, December 31, 1995 and December 29, 1996 was approximately $5,476,000, $6,139,000 and
$5,518,000 respectively (including approximately $616,000, $727,000 and $734,000 in 1994, 1995 and 1996, respectively, attributable to percentage rent in excess of base amounts).

       The Company had a lease agreement for one of its restaurant facilities with a trust, the beneficiary of which is a wholly-owned subsidiary of WGI. The annual rent under this lease was equal to the higher of $200,000 base rent or 7.5% of annual gross sales up to a maximum of $3,200,000 per year, so that in no event shall the annual rent under this lease exceed $240,000. The lease commenced on October 1, 1991 and ends September 30, 2001. The Company is also liable for a portion of real estate taxes, insurance and building operating expenses as defined in the lease. The lease agreement was terminated in November 1996, pursuant to the foreclosure of a mortgage, and as a result of such foreclosure, the occupancy of the restaurant facility is tenant at sufferance. The Company is in the process of negotiating a new lease with the new landlord.

       The Company has entered into a lease for a restaurant space with Charles
F. Sarkis, Chief Executive Officer, stockholder and director of the Company and beneficial owner of the leased property. Payments under this lease are $300,000 annually, commencing October 1, 1991 and ending September 30, 2006. The Company is also liable for real estate taxes, insurance and building operating expenses as defined in the lease.

Future minimum payments relating to all operating leases as of December 29, 1996 are as follows:


                               Years                   Amount
                               -----                 -----------
                                1997                 $ 5,211,000
                                1998                   5,285,000
                                1999                   5,336,000
                                2000                   5,110,000
                                2001                   4,885,000
                             Thereafter               27,275,000
                                                     -----------
                                                     $53,102,000
                                                     ===========


                         BACK BAY RESTAURANT GROUP, INC.

LITIGATION

       The Company is involved in routine litigation from time to time. The litigation in which the Company is currently involved, in the opinion of Company management, is not material to the Company's consolidated financial condition or results of operations.

LETTER OF CREDIT

       At December 29, 1996, the Company had an irrevocable letter of credit outstanding in the amount of $236,000 securing its obligations to a bonding company in connection with ongoing construction litigation.


6.     INCOME TAXES

The following is a comparative analysis of the provisions for income taxes:


                                                      December 25,   December 31,   December 29,
                                                         1994           1995           1996
                                                      ------------   ------------    -----------
Income/(loss) from continuing operations
   before income taxes                                $   848,000    ($4,841,000)   $ 741,000
Provisions/(benefits) for income taxes                ===========    ===========    =========
   Federal                                                 87,000     (1,967,000)     183,000
   State                                                  260,000        (64,000)      91,000
                                                      -----------    -----------    ---------
      Income tax provision/(benefit)                  $   347,000    ($2,031,000)   $ 274,000
                                                      ===========    ===========    =========

Current and deferred components of the provision:
Current
   Federal                                            $   672,000    ($  123,000)   $ 177,000

   State                                                  583,000        217,000      124,000
                                                      -----------    -----------    ---------
                                                        1,255,000         94,000      301,000

Deferred
   Federal                                               (585,000)    (1,844,000)       6,000

   State                                                 (323,000)      (281,000)     (33,000)
                                                      -----------    -----------    ---------
                                                         (908,000)    (2,125,000)     (27,000)
                                                      -----------    -----------    ---------

                                              Total   $   347,000    ($2,031,000)   $ 274,000
                                                      ===========    ===========    =========

                         BACK BAY RESTAURANT GROUP, INC.

       The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                        DECEMBER 25,  DECEMBER 31,   DECEMBER 29,
                                            1994          1995           1996
                                            ----          ----           ----
ASSETS

Pre-opening costs                        $   65,000   $   276,000    $   129,000
Deferred rentals                            214,000       195,000        177,000
Reserves and accruals                       663,000     1,602,000      1,234,000
Step-rents                                  169,000       427,000        520,000
Credit carryforwards                             --       472,000        358,000
State net operating loss carryforwards           --       313,000        435,000
Other                                        85,000        11,000         32,000
                                         ----------   -----------    -----------

GROSS DEFERRED TAX ASSETS                $1,196,000   $ 3,296,000    $ 2,885,000
                                         ----------   -----------    -----------

LIABILITIES
Fixed assets                             $  865,000   $   551,000    $    13,000
Intangibles                                 617,000       593,000        570,000
                                         ----------   -----------    -----------


GROSS DEFERRED TAX LIABILITIES           $1,482,000   $ 1,144,000    $   583,000
                                         ----------   -----------    -----------


NET LIABILITY/(ASSET) BEFORE VALUATION   $  286,000   ($2,152,000)   ($2,302,000)
    ALLOWANCE

Valuation allowance                              --       313,000        435,000
                                         ----------   -----------    -----------

Adjusted net liability/(asset)           $  286,000   ($1,839,000)   ($1,867,000)
                                         ==========   ===========    ===========



       The credit carryforward relating to the general business credits of $358,000 begins to expire in the year 2010. The state net operating losses expire between 1999 and 2011.

       The valuation allowance is provided against state net operating loss carryforwards, the realization of which are uncertain due to state separate entity limitations and short carryforward periods.

                         BACK BAY RESTAURANT GROUP, INC.

       A reconciliation of the statutory federal income tax rate and effective tax rate as a percentage of pretax income is as follows:


                                               DEC. 25,  DEC. 31,  DEC. 29,
                                                 1994      1995      1996
                                               --------  --------  ---------

Statutory federal rate                           34.0%   (34.0%)   34.0%

State income taxes, net of federal benefit       20.1     (0.9)     8.1

Non-deductible depreciation and amortization      6.8      1.2      7.7

Wage based tax credits                          (20.7)    (8.2)   (12.8)

Other                                             0.7     --       --
                                                 ----     ----     -----

                                                 40.9%   (41.9%)   37.0%
                                                 ====    ======    =====



7.     STOCK-BASED COMPENSATION PLAN

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 is required in 1996. The Company adopted the disclosure provision of SFAS 123 and has applied Opinion No. 25 and related Interpretations in accounting for its plans.

       On December 26, 1991, the Company adopted a stock option plan (the "Plan") pursuant to which certain directors, officers and key employees of the Company may be granted options to acquire shares of the Company's common stock. The Plan includes provisions for both incentive and non-qualified stock options. Each grant that is issued has a term life of not greater than 10 years. At the 1993 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan upon the exercise of stock options to 730,000 shares. Annual grants are determined by a disinterested committee (the "Committee") of the Company's Board of Directors. Incentive Stock Options may be granted at an exercise price of not less than the fair market value of the common stock at the date of grant. Non-Qualified Stock Options may be granted at an exercise price of not less than 85% of the fair market value of the common stock at the date of the grant. Options granted to officers and key employees vest on a schedule determined by the Committee and options granted to directors become exercisable on December 31 of the year in which they are granted. At December 29, 1996 the Company has granted options for 459,615 shares of common stock at prices of $3.38 to $ 18.00 per share. At December 29, 1996, there were 355,201 options outstanding that are vested. At December 29, 1996, 270,119 shares were available for future option grants.

                         BACK BAY RESTAURANT GROUP, INC.

       A summary of the Company's stock as of December 29, 1996, December 31, 1995 and December 26, 1994 and changes during the year ended on those dates is presented below:




                                                   1994                       1995                         1996
                                          --------------------     ---------------------------      -------------------
                                                      Weighted                        Weighted                 Weighted
                                                      Average                         Average                  Average
                                                      Exercise                        Exercise                 Exercise
                                          Shares      Price         Shares            Price         Shares     Price
                                          -------    ---------     --------          ---------      --------   --------
Outstanding at beginning of year          278,200    $ 13.72        471,521          $ 14.27         447,056    $  8.67
Granted at fair market value              230,636      15.14        208,188             7.07         106,764       4.13

Granted below fair market value                --         --        129,300             7.18              --         --
Exercised                                    (266)     14.00             --             --                --         --

Cancelled                                 (37,049)     15.55       (361,953)            14.52        (94,205)      7.27
                                          -------                  --------                          --------

Outstanding at end of year                471,521      14.27        447,056              8.67        459,615       7.87
                                          =======                  ========                          =======

Options exercisable at year-end           155,505      13.79        427,106              8.84        355,201       8.97
                                          =======                  ========                          =======

Options available for future grant        258,479                   282,678                          270,119
                                          =======                  ========                          =======

Weighted average fair value of options
  granted during the year                                                             $  4.11                    $ 2.32
                                                                                      =======                    ======

       The fair value of each option granted during 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0, (2) expected volatility of 60%, (3) risk-free interest rate ranging from 5.29% to 6.75% and (4) expected life of 5.0 years.

       The following table summarizes information about stock options outstanding at December 29, 1996:


                                      Options Outstanding                   Options Exercisable
                          ---------------------------------------      ----------------------------
                             Number     Wgtd. Ave.     Wgtd. Ave.       Number           Wgtd. Ave.
                          Outstanding   Remaining       Exercise       Exercisable        Exercise
Range of Exercise Prices  at 12/29/96   Contr. Life      Price         at 12/29/96         Price
------------------------  -----------   -----------    ---------       -----------       ----------
$ 3.3750 - $ 7.0000       128,664         9.1          $ 4.2832          24,250           $ 4.9291
$ 7.0100 - $11.0000       239,884         8.3          $ 7.4347         239,884           $ 7.4347
$11.0100 - $15.0000        86,300         5.4          $13.8740          86,300           $13.8740
$15.0100 - $18.0000         4,767         7.1          $18.0000           4,767           $18.0000
                          =======         ===          ========         =======           ==========
                          459,615         8.0          $ 7.8712         355,201           $ 8.9699


                         BACK BAY RESTAURANT GROUP, INC.

       The fair value of each option granted during 1995 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0, (2) expected volatility of 60%, (3) risk-free interest rate ranging from 5.53% to 7.84% and (4) expected life of 5.0 years.

       The following table summarizes information about stock options outstanding at December 31, 1995:


                                      Options Outstanding                   Options Exercisable
                          ---------------------------------------      ----------------------------
                             Number     Wgtd. Ave.     Wgtd. Ave.       Number           Wgtd. Ave.
                          Outstanding   Remaining       Exercise       Exercisable        Exercise
Range of Exercise Prices  at 12/29/95   Contr. Life      Price         at 12/29/95         Price
------------------------  -----------   -----------    ---------       -----------       ----------
$ 4.0625 - $ 7.0000           40,750         9.7         $ 4.9193          20,800         $ 4.9708
$ 7.0100 - $11.0000          312,672         9.2         $ 7.4412         312,672         $ 7.4412
$11.0100 - $15.0000           87,700         6.4         $13.8714          87,700         $13.8714
$15.0100 - $18.0000            5,934         8.1         $17.8736           5,934         $17.8736
                             =======         ===         ========         =======         ========
                             447,056         8.7         $ 8.6089         427,106         $ 8.7838



       Had compensation cost for the Company's 1996 grants under the Plan been determined consistent with SFAS 123, the Company's compensation expense would have increased by $63,000 and $1,246,000, respectively for 1996 and 1995. The Company's net income, net income applicable to common share owners, and net income per common share for 1996 would approximate the pro forma amounts below (in thousands except per share data):

                                    AS REPORTED       PRO FORMA
                                  1996      1995    1996    1995
                                  ----      ----    ----    ----
Net income (loss)                 $ 467  ($2,810)   $ 427  ($3,534)

Net income applicable to common
  share owners                    $ 467  ($2,810)   $ 427  ($3,534)

Net income per share              $0.14  ($ 0.82)   $0.12  ($ 1.03)



       The effects of applying SFAS in this pro forma are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years are not anticipated.

                         BACK BAY RESTAURANT GROUP, INC.

8.     RELATED PARTY TRANSACTIONS

       Until 1994, the Company operated two restaurants and food and beverage concessions at Wonderland Greyhound Park ("Wonderland"), a parimutuel greyhound racetrack owned and operated by WGI, pursuant to a concessions agreement (the "Concessions Agreement").

       The Company determined that the continued operation of concessions facilities at two pari- mutuel racing facilities did not fit with the long-term direction of the Company. Consequently, in May 1994, the Company sold its concessions operations at Wonderland Greyhound Park and its contract for managing the concessions operations at Foxboro Park to subsidiaries of The Westwood Group, Inc. for a six-year term note in the amount of $770,000, to which $200,000 owed by WGI to the Company at December 25, 1994 was added to bring the total principal amount to $970,000. The Company has reserved $970,000 against amounts outstanding due to the uncertainty regarding the collectibility of the receivable. The Company has not recognized any gain from the sale. Any gain recognized pursuant to the sale of concessions rights will be realized as cash payments are received due to the uncertainty regarding collectibility of the $770,000 selling price.

       See Note 5 for a summary of additional transactions with WGI.

9.     STORE CLOSINGS AND RELATED MATTERS

       During 1995 the Company recorded $5,138,000 in charges relating to management's plan to reduce the Company's cost structure by taking a number of steps, including closing three underperforming restaurants. These charges related principally to severance payments to terminated employees, the write off of certain professional and other fees and expenses incurred in the development of locations anticipated to be built, but subsequently not built, outstanding lease obligations and anticipated losses relating to the disposal of fixed assets for locations closed in 1995 or anticipated to close in 1996. On December 31, 1995 the accrued reserve for store closings was approximately $2,126,000. To date the Company has settled its lease obligations for two of the three stores closed at terms more favorable than originally estimated and has closed an additional location. The closed location, which was a joint venture accounted for under the equity method of accounting, was closed during the third quarter of 1996 and the related charges were offset against the accrual. The Company has added to the plan a provision for the conversion of a location to a different concept and a reserve for the potential sale of a leased but undeveloped restaurant site. Additionally, the Company provided severance payments in excess of the amounts anticipated as part of the original plan. As of December 29, 1996 the remaining accrual is $1,245,000, which management believes is adequate to complete the plan by the end of fiscal 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to the Company's Directors and Executive Officers contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting under the captions "Directors" and "Executive Officers" is incorporated herein by reference.


ITEM  11.         EXECUTIVE COMPENSATION

       Information with respect to the compensation of the Company's executive officers contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

       Information with respect to the ownership of the Company's securities by certain beneficial owners and management contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting under the caption "Beneficial Ownership of Shares" is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information with respect to certain relationships and related transactions contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting under the caption "Transactions with Management and Affiliates" is incorporated herein by reference.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

1. Financial Statements and related schedules filed as part of this report are listed in the index to Financial Statements and Schedules.

2.     The following exhibits are filed as part of this report.

                                  Exhibit Index

     Exhibit No.

       3.1*   Certificate of Incorporation of the Company, as amended

       3.2*   By-Laws of the Company, as amended

       10.1*  Amended and Restated Stock Option Plan

       10.2* Lease dated January 10, 1992 between The Westwood Newbury Restaurant, Inc., a subsidiary of the Company, and 284 Newbury Street Trust First Amendment thereto dated as of July 1, 1993

       10.3* Lease dated January 10, 1992 between the Company and 284 Newbury Street Trust, and the First Amendment thereto dated as of July 1, 1993

       10.4* Lease dated December 1, 1991 between Boraschi Cafe, Inc. and Charles F. Sarkis

       10.5* Employment Agreement dated as of January 16, 1992 between the Company and Charles F. Sarkis

       10.6* Form of Change of Control Severance Agreements between the Company and each of Francis P. Bissaillon, Robert J. Ciampa, Timothy M. Collins, Mark L. Hartzfeld, Charles F. Sarkis and Charles F. Sarkis, Jr.

       10.7* Letter Agreement dated January 16, 1992 between the Company and The Westwood Group, Inc.

       10.8** Revolving Credit and Term Loan Agreement dated August 10, 1993 between Back Bay Restaurant Group, Inc. and its subsidiaries and The First National Bank of Boston (the "Loan Agreement"), as amended

       10.9*  Fifth Amendment to the Loan Agreement dated March 5, 1996

       11     Statement regarding Computation of Earnings Per Share

       21     List of Subsidiaries of the Company

       23 Consent of Coopers & Lybrand to the incorporation of its report into the Company's Registration Statements on Form S-8 and S-3

       27     Financial Data Schedule




* Incorporated by reference from Back Bay Restaurant Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, as filed with the Securities and Exchange Commission.

** Incorporated by reference from Back Bay Restaurant Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 24, 1995, as filed with the Securities and Exchange Commission.

                                   SIGNATURES

       Pursuant to the requirements of Section 14 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BACK BAY RESTAURANT GROUP, INC.

                                     By: /s/ Charles F. Sarkis
                                        ----------------------------------------
                                         Charles F. Sarkis
                                         Chairman, President and
                                         Chief Executive Officer

March 25, 1997

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                                      TITLE                              DATE
/s/ Charles F. Sarkis                       Chairman of the Board of                    March 25, 1997
-------------------------                   Directors, President and
Charles F. Sarkis                           Chief Executive Officer


/s/ Francis P. Bissaillon                   Director, Executive Vice                    March 25, 1997
--------------------------                  President and Chief Financial
Francis P. Bissaillon                       Officer


/s/ Robert J. Ciampa                        Vice President, Chief                       March 25, 1997
--------------------------                  Accounting Officer and
Robert J. Ciampa                            Treasurer


/s/ Joseph M. Cassin                        Director                                    March 25, 1997
--------------------------
Joseph M. Cassin

/s/  Irwin Chafetz                          Director                                    March 25, 1997
--------------------------
Irwin Chafetz

/s/ Richard P. Dalton                       Director                                    March 25, 1997
--------------------------
Richard P. Dalton

/s/ Richard K. Howe                         Director                                    March 25, 1997
--------------------------
Richard K. Howe

/s/ Robert S. Parker                        Director                                    March 25, 1997
--------------------------
Robert S. Parker