Form 10-Q
period 1997-03-30
BACK BAY RESTAURANT GROUP INC
filed 1997-05-12
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                           COMMISSION FILE NUMBER
        MARCH 30, 1997                                            0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         04-2812651
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

On April 29, 1997, there were 3,434,032 shares of the registrant's Common Stock outstanding.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                     MARCH 30, 1997       DECEMBER 29, 1996
                                                                     --------------       -----------------
ASSETS
   Current assets:
      Cash and cash equivalents                                         $   967                $ 1,344
      Accounts receivable, net of allowance for
        doubtful accounts ($970 in 1996 and 1997)                           252                    252
      Inventories                                                           657                    687
      Prepaid expenses and other current assets                             935                    904
      Deferred income taxes                                                 169                    169
                                                                        -------                -------
        Total current assets                                              2,980                  3,356
                                                                        -------                -------
   Buildings and improvements                                             4,303                  4,303
   Furniture, fixtures and equipment                                     16,655                 16,124
   Leasehold improvements                                                32,103                 31,965
   Lease rights                                                           2,826                  2,826
                                                                        -------                -------
                                                                         55,887                 55,218
   Less:  accumulated depreciation and amortization                      24,302                 23,436
                                                                        -------                -------
      Net property, plant and equipment                                  31,585                 31,782
                                                                        -------                -------

   Other assets:
      Goodwill, net of accumulated amortization                           5,010                  5,052
      Tradenames and trademarks, net of
        accumulated amortization                                          1,275                  1,286
      Deferred income taxes                                               1,698                  1,698
      Other assets, net of accumulated amortization                         797                    737
                                                                        -------                -------
        Total other assets                                                8,780                  8,773
                                                                        -------                -------
          Total assets                                                  $43,345                $43,911
                                                                        =======                =======


LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                  $ 2,812                $ 2,709
      Accrued expenses                                                    7,326                  7,750
      Current maturities of long-term debt                                1,500                  1,500
      Income taxes payable                                                   97                    284
                                                                        -------                -------
         Total current liabilities                                       11,735                 12,243
                                                                        -------                -------
   Deferred rent                                                            430                    441
   Other long term liability                                                 40                      -
   Long term debt                                                         6,025                  6,025
   Commitments and contingencies
   Stockholders' equity:
      Common stock, $.01 par value; authorized
        20,000 shares; 3,434 shares issued and
        outstanding in 1996 and 1997                                         36                     36
      Additional paid-in capital                                         23,041                 23,039
      Retained earnings                                                   3,837                  3,926
                                                                        -------                -------
                                                                         26,914                 27,001
      Less treasury stock, 208 shares at cost in 1996
        and 1997                                                          1,799                  1,799
                                                                        -------                -------
        Total stockholders' equity                                       25,115                 25,202
                                                                        -------                -------
          Total liabilities and stockholders' equity                    $43,345                $43,911
                                                                        =======                =======


The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                    13 WEEKS ENDED

                                            MARCH 30, 1997  MARCH 31, 1996
                                            --------------  --------------


Sales                                          $ 21,896        $ 20,483
Costs and expenses:
 Cost of sales                                    6,095           5,821
 Payroll and related costs                        7,376           6,801
 Operating expenses                               5,283           4,965
 Depreciation and amortization                      952             956
                                               --------        --------
   Total restaurant operating expenses           19,706          18,543
                                               --------        --------
Income from restaurant operations                 2,190           1,940
General and administrative expenses               2,166           2,246
                                               --------        --------
 Operating income/(loss)                             24            (306)
Interest expense net                                165             208
                                               --------        --------
 Loss before income taxes                          (141)           (514)
Income tax benefit                                  (52)           (190)
                                               --------        --------
Net loss                                       $    (89)       $   (324)
                                               ========        ========
Net loss per share                             $   (.03)       $   (.09)
                                               ========        ========
Weighted average common and common
 equivalent shares outstanding                    3,434           3,436





The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                   (in thousands)


                                                               ADDITIONAL                                          TOTAL
                                                   COMMON        PAID-IN        RETAINED         TREASURY       STOCKHOLDERS'
                                                    STOCK        CAPITAL        EARNINGS           STOCK           EQUITY
                                                   ------      ----------       --------         --------       -------------
Balance, December 25, 1994                          $ 36        $ 23,031        $  6,269         $ (1,799)        $ 27,537
 Net loss                                              -               -          (2,810)               -           (2,810)
                                                    ----        --------        --------         --------         --------


Balance, December 31, 1995                            36          23,031           3,459           (1,799)          24,727
 Net income                                            -               -             467                -              467
 Restricted stock                                      -               8               -                -                8
                                                    ----        --------        --------         --------         --------


Balance, December 29, 1996                            36          23,039           3,926           (1,799)          25,202
 Net loss                                              -               -             (89)               -              (89)
 Restricted stock compensation                         -               2               -                -                2
                                                    ----        --------        --------         --------         --------


Balance, March 30, 1997                             $ 36        $ 23,041        $  3,837         $ (1,799)        $ 25,115
                                                    ====        ========        ========         ========         ========



The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (in thousands)

                                                                            13 WEEKS ENDED

                                                                 MARCH 30, 1997        MARCH 31, 1996
                                                                 --------------        --------------

Cash flows from operating activities:
 Net loss                                                           $   (89)               $  (324)

 Adjustments to reconcile net income to net cash provided by operating activities:

          Depreciation and amortization                                 974                    977

          Loss on equity investment                                       -                     85

          Changes in operating assets and liabilities:

          Decrease in accounts receivable                                 -                     35

          Decrease in inventories                                        30                     77

          Increase in prepaid expenses and
            other current assets                                        (80)                  (143)

          Increase in prepaid income taxes                                -                   (357)

          (Increase)/decrease in other assets                           (66)                    13

          Decrease in accounts payable and
            accrued expenses                                           (321)                  (449)

          Decrease in income taxes payable                             (187)                     -

          Decrease in deferred rent                                     (11)                   (11)

          Increase in other long term liability                          41                      -
                                                                    -------                -------
          Net cash provided by/(used for) operating
            activities                                                  291                    (97)
                                                                    -------                -------

Cash flows from investing activities:

      Investment in partnership                                           -                    (52)

      Capital expenditures                                             (668)                  (781)
                                                                    -------                -------



        Net cash used for investing activities                         (668)                  (833)
                                                                    -------                -------



Net decrease in cash and cash equivalents                              (377)                  (930)

Cash and cash equivalents at beginning of period                      1,344                  3,326
                                                                    -------                -------
Cash and cash equivalents at end of period                          $   967                $ 2,396
                                                                    =======                =======

Supplemental disclosures of cash flow information:

      Interest paid                                                 $   175                $   215
                                                                    =======                =======

      Income taxes paid                                             $   170                $   185
                                                                    =======                =======





The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          FOR THE THIRTEEN WEEKS ENDED
                        MARCH 30, 1997 AND MARCH 31, 1996

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

            The results of operations for the thirteen weeks ended March 30, 1997 and March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.


NOTE 2 --   LONG TERM DEBT

            The Company has a revolving credit and term loan agreement (the "Loan Agreement") with BankBoston, N.A. (the "Bank"). At March 30, 1997, the Company had an outstanding balance of $7,525,000 under the Loan Agreement. On April 30, 1997, the Company and the Bank amended the Loan Agreement. A principal payment of $25,000 was made upon the execution of the Amendment. The Amendment provides for the conversion of the existing term loan to a revolving credit facility in the amount of $7,500,000 through December 31, 1997, at which time the revolving credit is converted to a term loan with quarterly installments of principal in the amount of $250,000 commencing March 31, 1998, with a final principal payment due March 31, 1999.

            The amendment also reduces the Company's borrowing rate to base rate plus .75% or, at the option of the Company, Libor plus 3.0% percent. The amendment of the loan agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is fixed charge coverage for which the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending June 29, 1997, to maintain a ratio of consolidated cash available to pay fixed charges to consolidated fixed charges of not less than
            1.4 to 1.

NOTE 3 --   NEWLY ISSUED ACCOUNTING STANDARD

            In February 1997, Statement of Financial Accounting Standards Number 128, "Earning Per Share" ("SFAS 128") was issued. SFAS 128, which revises the traditional computation, presentation and disclosure requirements for earnings per share, is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 128 would not have a material impact on the Company's reported earnings per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 30, 1997 COMPARED TO THIRTEEN WEEKS ENDED MARCH 31, 1996

      The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                      13 WEEKS ENDED
                                              MARCH 30, 1997   MARCH 31, 1996
                                              --------------   --------------


Sales                                             100.0%           100.0%

Costs and expenses:
    Cost of sales                                  27.8             28.4
    Payroll and related costs                      33.7             33.2
    Operating expenses                             24.1             24.2
    Depreciation and amortization                   4.4              4.7
        Total restaurant operating expenses        90.0             90.5
Income from restaurant operations                  10.0              9.5
General and administrative expenses                 9.9             11.0

    Operating income/(loss)                         0.1             (1.5)

Interest expense net                                0.7              1.0

    Loss before income taxes                       (0.6)            (2.5)

Income tax benefit                                 (0.2)            (0.9)

Net loss                                           (0.4)%           (1.6)%

Number of restaurants:

    Restaurants open at beginning
        of period                                  34               33
    Restaurants open at end of period              34               33

SALES

       Sales increased by $1,413,000, or 6.9%, to $21,896,000 in the thirteen week period ended March 30, 1997, from $20,483,000 in the same period in 1996. Same store sales increased $16,000, or 0.08%, in the thirteen week period ended March 30, 1997, compared to the same period in 1996.

       The overall increase in sales in the thirteen weeks ended March 30, 1997, compared to the same period in 1996 was primarily attributable to sales from a new store, which contributed $1,377,000.

       The Company operated 34 restaurants at March 30, 1997, up from 33 restaurants at March 31, 1996. Total restaurant customer count for the thirteen weeks ended March 30, 1997 increased 4.2% to 1,229,000 from 1,179,000 in the comparable period in 1996.

COST OF SALES

       Cost of sales as a percentage of sales decreased to 27.8% in the thirteen week period ended March 30, 1997, from 28.4% in the same period in 1996. This decrease was attributable to a 0.6% decrease in food cost as a percentage of food revenue (29.5% in the 1997 period versus 30.1% in the 1996 period), and a 0.3% decrease in beverage cost as a percentage of beverage revenue (23.5% in the 1997 period versus 23.8% in the 1996 period). The food cost decreases were due principally to price decreases in olive oil, pasta and produce items.

PAYROLL AND RELATED COSTS

       Payroll and related costs as a percentage of sales increased to 33.7% in the thirteen weeks ended March 30, 1997, from 33.2% in the same period in 1996. Payroll and related costs increased by $575,000 in the thirteen weeks ended March 30, 1997, to $7,376,000 from $6,801,000 in the same period in 1996. The increase in dollars is primarily attributable to the Company having an additional restaurant opened in the thirteen weeks ended March 30, 1997 as compared to the same period in 1996.

OPERATING EXPENSES

       Operating expenses increased by $318,000 in the thirteen weeks ended March 30, 1997 to $5,283,000 from $4,965,000 in the same period in 1996. The increase in operating expenses is primarily attributable to the Company having an additional restaurant opened in the thirteen weeks ended March 30, 1997 as compared to the same period in 1996.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization decreased by $4,000 in the thirteen weeks ended March 30, 1997 to $952,000 from $956,000 in the same period in 1996. Included in the 1997 and 1996 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses decreased by $80,000 in the thirteen weeks ended March 30, 1997 to $2,166,000 from $2,246,000 in the same period in 1996. The decrease is primarily attributable to a decrease in insurance expense.

INTEREST EXPENSE

       Interest expense decreased by $43,000 in the thirteen weeks ended March 30, 1997 to $165,000 from $208,000 in the same period in 1996. This decrease was attributable to decreased borrowings.

INCOME TAXES

       Income tax benefit decreased by $138,000 in the thirteen weeks ended March 30, 1997 to a benefit of $52,000 from a benefit of $190,000 in the same period in 1996. The decreased benefit in the thirteen weeks ended March 30, 1997 reflects the pre-tax loss of $141,000 as compared to the pre-tax loss of $514,000 for the same period in 1996. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

       The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At March 30, 1997, the Company's cash position was $967,000 and the Company had a net working capital deficit of $8,755,000.

       The Company has a revolving credit and term loan agreement (the "Loan Agreement") with BankBoston, N.A. (the "Bank"). At March 30, 1997, the Company had an outstanding balance of $7,525,000 under the Loan Agreement. On April 30, 1997, the Company and the Bank amended the Loan Agreement. A principal payment of $25,000 was made upon the execution of the Amendment. The Amendment provides for the conversion of the existing term loan to a revolving credit facility in the amount of $7,500,000 through December 31, 1997, at which time the revolving credit is converted to a term loan with quarterly installments of principal in the amount of $250,000 commencing March 31, 1998, with a final principal payment due March 31, 1999.

       The amendment also reduces the Company's borrowing rate to base rate plus .75% or, at the option of the Company, Libor plus 3.0% percent. The amendment of the loan agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is fixed charge coverage for which the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending June 29, 1997, to maintain a ration of consolidated cash available to pay fixed charges to consolidated fixed charges of not less than 1.4 to 1.

       The Company requires capital primarily for the development and construction of new restaurants and the conversion of existing restaurants. In recent years, the Company's primary sources of capital have been cash flow from its operations, borrowings and landlord contributions to restaurant construction costs. The Company intends to be very selective in its approval of sites for new units and will be limiting the number of restaurant openings in 1997. The Company expects to fund any capital expenditures for the remainder of 1997 from internally generated cash. The Company believes that cash flow from operations will be sufficient to meet future needs.

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



                                             BACK BAY RESTAURANT GROUP, INC.



May 2, 1997                                  /s/ Francis P. Bissaillon
                                             -----------------------------------
                                             Francis P. Bissaillon
                                             Director, Executive Vice President
                                             and Chief Financial Officer


May 2, 1997                                  /s/ Robert J. Ciampa
                                             -----------------------------------
                                             Robert J. Ciampa
                                             Vice President, Chief Accounting
                                             Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION
-----------                        -----------



     11                    Computation of Earnings Per Share

     27                    Financial Data Schedule