Form 10-Q
period 1997-06-29
BACK BAY RESTAURANT GROUP INC
filed 1997-08-08
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                        COMMISSION FILE NUMBER
       JUNE 29, 1997                                        0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        04-2812651
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                 284 NEWBURY STREET, BOSTON, MASSACHUSETTS 02115
                    (Address of principal executive offices)

                                 (617) 536-2800
              (Registrant's telephone number, including area code)

                           ---------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---      ---
On July 29, 1997, there were 3,434,032 shares of the registrant's Common Stock outstanding.







The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                   JUNE 29, 1997        DECEMBER 29, 1996
                                                                   -------------        -----------------
ASSETS
   Current assets:
      Cash and cash equivalents                                      $ 1,920                  $ 1,344
      Accounts receivable net of allowance for
        doubtful accounts ($970 in 1996 and 1997)                        283                      252
      Inventories                                                        674                      687
      Prepaid expenses and other current assets                        1,074                      904
      Deferred income taxes                                              169                      169
                                                                     -------                  -------
        Total current assets                                           4,120                    3,356
                                                                     -------                  -------
   Buildings and improvements                                          4,303                    4,303
   Furniture, fixtures and equipment                                  16,973                   16,124
   Leasehold improvements                                             32,474                   31,965
   Lease rights                                                        2,826                    2,826
                                                                     -------                  -------
                                                                      56,576                   55,218
   Less:  accumulated depreciation and amortization                   25,211                   23,436
                                                                     -------                  -------
      Net property, plant and equipment                               31,365                   31,782
                                                                     -------                  -------

   Other assets:
      Goodwill, net of accumulated amortization                        4,968                    5,052
      Tradenames and trademarks, net of accumulated amortization       1,264                    1,286
      Deferred income taxes                                            1,698                    1,698
      Other assets, net of accumulated amortization                      796                      737
                                                                     -------                  -------
        Total other assets                                             8,726                    8,773
                                                                     -------                  -------
          Total assets                                               $44,211                  $43,911
                                                                     =======                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                   $2,660                  $ 2,709
   Accrued expenses                                                    7,715                    7,750
   Current maturities of long-term debt                                  250                    1,500
     Income taxes payable                                                335                      284
                                                                     -------                  -------
      Total current liabilities                                       10,960                   12,243
                                                                     -------                  -------
   Deferred rent                                                         228                      441
 Other long term liability                                                53                        -
 Long term debt                                                        7,250                    6,025
 Commitments and contigencies
   Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,434 shares issued and
      outstanding in 1996 and 1997                                        36                       36
   Additional paid-in capital                                         23,043                   23,039
   Retained earnings                                                   4,440                    3,926
                                                                     -------                  -------
                                                                      27,519                   27,001
   Less treasury stock, 208 shares at cost in 1996 and 1997            1,799                    1,799
                                                                     -------                  -------
        Total stockholders' equity                                    25,720                   25,202
                                                                     -------                  -------
        Total liabilities and stockholders' equity                   $44,211                  $43,911
                                                                     =======                  =======

The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                           13 WEEKS ENDED
                                                                 JUNE 29, 1997        JUNE 30, 1996
                                                                 -------------        -------------
Sales                                                                $24,122              $22,165
Costs and expenses:
  Cost of sales                                                        6,685                6,306
  Payroll and related costs                                            7,569                7,059
  Operating expenses                                                   5,430                5,063
  Depreciation and amortization                                        1,042                  934
                                                                     -------              -------
     Total restaurant operating expenses                              20,726               19,362
                                                                     -------              -------
Income from restaurant operations                                      3,396                2,803
General and administrative expenses                                    2,274                2,348
                                                                     -------              -------
  Operating income                                                     1,122                  455
Interest expense net                                                     166                  181
                                                                     -------              -------
  Income before income taxes                                             956                  274
Income taxes                                                             354                  101
                                                                     -------              -------

Net income                                                           $   602              $   173
                                                                     =======              =======

Net income per share                                                 $   .18              $   .05
                                                                     =======              =======

Weighted average common and common
  equivalent shares outstanding                                        3,436                3,436










The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                                           26 WEEKS ENDED
                                                                 JUNE 29, 1997         JUNE 30, 1996
                                                                 -------------         -------------
Sales                                                                $46,018               $42,648
Costs and expenses:
  Cost of sales                                                       12,780                12,127
  Payroll and related costs                                           14,945                13,860
  Operating expenses                                                  10,712                10,028
  Depreciation and amortization                                        1,994                 1,890
                                                                     -------               -------
     Total restaurant operating expenses                              40,431                37,905
                                                                     -------               -------
Income from restaurant operations                                      5,587                 4,743
General and administrative expenses                                    4,440                 4,594
                                                                     -------               -------
  Operating income                                                     1,147                   149
Interest expense net                                                     331                   389
                                                                     -------               -------
   Income/(loss) before income taxes                                     816                  (240)
 Income taxes                                                            302                   (89)
                                                                     -------               -------

 Net income/(loss)                                                   $   514               $  (151)
                                                                     =======               =======

 Net income/(loss) per share                                         $   .15               $  (.04)
                                                                     =======               =======

 Weighted average common and common
  equivalent shares outstanding                                        3,435                 3,436















The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                  Additional                                      Total
                                    Common         Paid-in         Retained      Treasury     Stockholders'
                                    Stock          Capital          Earnings      Stock           Equity
                                    ------        ----------        --------     --------     -------------
Balance, December 25, 1994           $36           $23,031          $6,269        $(1,799)        $27,537
  Net loss                             -                 -          (2,810)             -          (2,810)
                                     ---           -------          ------  ---   -------         -------

Balance, December 31, 1995            36            23,031           3,459         (1,799)         24,727
  Net income                           -                 -             467              -             467
  Restricted stock                     -                 8               -              -               8
                                     ---           -------          ------        -------         -------

Balance, December 29, 1996            36            23,039           3,926        (1,799)          25,202
  Net income                           -                 -             514              -             514
  Restricted stock compensation        -                 4               -              -               4
                                     ---           -------          ------        -------         -------

Balance, June 29, 1997               $36           $23,043          $4,440        $(1,799)        $25,720
                                     ===           =======          ======        ========        =======








The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                26 WEEKS ENDED
                                                                         JUNE 29, 1997    JUNE 30, 1996
                                                                         -------------    -------------
       Cash flows from operating activities:
         Net income/(loss)                                                    $  514         $ (151)
         Adjustments to reconcile net income to net cash
               provided by operating activities:
                 Depreciation and amortization                                 2,039          1,932
                 Loss on equity investment                                         -            160
            Changes in operating assets and liabilities:
                  (Increase)/decrease in accounts receivable                     (31)            36
                   Decrease in inventories                                        13             19
                   Increase in prepaid expenses and
                    other current assets                                        (306)          (117)
                   Increase in prepaid income taxes                                -           (326)
                  (Increase)/decrease in other assets                            (70)            24
                Decrease in accounts payable and
                     accrued expenses                                            (67)        (1,073)
                    Increase in income taxes payable                              51              -
                  Decrease in deferred rent                                     (213)           (23)
                    Increase in other long term liability                         53              -
                                                                             -------        -------
                  Net cash provided by operating activities                    1,983            481
                                                                             -------        -------

       Cash flows from investing activities:
         Investment in partnership                                                 -            (95)
         Capital expenditures                                                 (1,382)        (1,847)
                                                                             -------        -------

            Net cash used for investing activities                            (1,382)        (1,942)
                                                                             -------        -------

       Cash flows from financing activities:
         Principal payments of debt                                              (25)        (1,000)
                                                                             -------        -------
             Net cash used for financing activities                              (25)        (1,000)
                                                                             -------        -------

       Net increase/(decrease) in cash and cash equivalents                      576         (2,461)
       Cash and cash equivalents at beginning of period                        1,344          3,326
                                                                             -------        -------
       Cash and cash equivalents at end of period                            $ 1,920        $   865
                                                                             =======        =======

       Supplemental disclosures of cash flow information:
         Interest paid                                                       $   344        $   428
                                                                             =======        =======
         Income taxes paid                                                   $   287        $   255
                                                                             =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 29, 1997 AND JUNE 30, 1996


NOTE 1 --          BASIS OF PRESENTATION

                   The preceding data is unaudited but, in the opinion of management, includes all adjustments (consisting of normal recurring accruals and deferrals) that management considers necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles and practices consistently applied.

                   The results of operations for the twenty-six weeks ended June 29, 1997 and June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.

NOTE 2 --          NEWLY ISSUED ACCOUNTING STANDARD

                   In February 1997, Statement of Financial Accounting Standards Number 128, "Earnings Per Share" ("SFAS 128") was issued. SFAS 128, which revises the traditional computation, presentation and disclosure requirements for earnings per share, is effective for financial statements issued for periods ending after December 15, 1997. Adoption of SFAS 128 would not have a material impact on the Company's reported earnings per share.

                   In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement is effective for fiscal years beginning after December 15, 1997. Management does not believe the implementation of this Statement will have any significant effect on the Company's financial statements.

                   In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information will be required to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 29, 1997 COMPARED TO THIRTEEN WEEKS ENDED JUNE 30,
1996

The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:


                                                                               13 WEEKS ENDED
                                                                      JUNE 29, 1997         JUNE 30, 1996
                                                                      -------------         -------------
Sales                                                                     100.0%                 100.0%
Costs and expenses:
    Cost of sales                                                          27.7                   28.5
    Payroll and related costs                                              31.4                   31.9
    Operating expenses                                                     22.5                   22.8
    Depreciation and amortization                                           4.3                    4.2
        Total restaurant operating expenses                                85.9                   87.4
Income from restaurant operations                                          14.1                   12.6
General and administrative expenses                                         9.4                   10.6
     Operating income                                                       4.7                    2.0
Interest expense net                                                        0.7                    0.8
     Income before income taxes                                             4.0                    1.2
Income taxes                                                                1.5                    0.4
Net income                                                                  2.5                    0.8

Number of restaurants:
     Restaurants open at beginning of period                               34                     33
     Restaurants open at end of period                                     34                     33



SALES


     Sales increased by $1,957,000, or 8.8%, to $24,122,000 in the thirteen week period ended June 29, 1997, from $22,165,000 in the same period in 1996. Same store sales decreased $323,000, or 1.5%, in the thirteen week period ended June 29, 1997, compared to the same period in 1996.

     The overall increase in sales in the thirteen weeks ended June 29, 1997 compared to the same period in 1996 was principally due to two new restaurants which opened subsequent to June 30, 1996. The increase in sales from new stores was approximately $2,487,000. This amount was partially offset by one store which closed in June 1997. The decrease in sales from the closed store was approximately $130,000.

     The Company operated 34 restaurants at June 29, 1997, up from 33 restaurants at June 30, 1996. Total restaurant customer count for the thirteen weeks ended June 29, 1997 increased 5.6% to 1,358,000 from 1,286,000 in the comparable period in 1996.

COST OF SALES

     Cost of sales as a percentage of sales decreased to 27.7% in the thirteen week period ended June 29, 1997, from 28.5% in the same period in 1996. This decrease was attributable to a 0.7% decrease in food cost as a percentage of food revenue (29.6% in the 1997 period versus 30.3% in the 1996 period), and a 0.8% decrease in beverage cost as a percentage of beverage revenue (22.8% in the 1997 period versus 23.6% in the 1996 period). The food cost decreases were due principally to price decreases in olive oil and pasta. The beverage cost decreases were due principally to modest sales prices increases in selected wines.

PAYROLL AND RELATED COSTS

     Payroll and related costs as a percentage of sales decreased to 31.4% in the thirteen weeks ended June 29, 1997, from 31.9% in the same period in 1996. Payroll and related costs increased by $510,000 in the thirteen weeks ended June 29, 1997, to $7,569,000 from $7,059,000 in the same period in 1996. The increase in dollars is primarily attributable to the Company having payroll for two new restaurants which opened subsequent to June 30, 1996.

OPERATING EXPENSES

     Operating expenses increased by $367,000 in the thirteen weeks ended June 29, 1997 to $5,430,000 from $5,063,000 in the same period in 1996. The increase in operating expenses is primarily attributable to two new restaurants which opened subsequent to June 30, 1996.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased by $108,000 in the thirteen weeks ended June 29, 1997 to $1,042,000 from $934,000 in the same period in 1996. The increase is principally attributable to two new restaurants which opened subsequent to June 30, 1996. Included in the 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by $74,000 in the thirteen weeks ended June 29, 1997 to $2,274,000 from $2,348,000 in the same period in 1996. The decrease is primarily attributable to a decrease in insurance expense.

INTEREST EXPENSE

     Interest expense decreased by $15,000 in the thirteen weeks ended June 29, 1997 to $166,000 from $181,000 in the same period in 1996. This decrease was attributable to the Company having less borrowings at June 29, 1997 compared to the same period in 1996.

INCOME TAXES

     Income taxes increased by $253,000 in the thirteen weeks ended June 29, 1997 to $354,000 from $101,000 in the same period in 1996. The increased expense in the thirteen weeks ended June 29, 1997 reflects the pre-tax income of $956,000 as compared to the pre-tax income of $274,000 for the same period in 1996. The estimated effective tax rate was 37% for both periods.

TWENTY-SIX WEEKS ENDED JUNE 29, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 30, 1996

     The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                                               26 WEEKS ENDED
                                                                   JUNE 29, 1997             JUNE 30, 1996
                                                                   -------------             -------------
Sales                                                                  100.0%                     100.0%
Costs and expenses:
    Cost of sales                                                       27.8                       28.4
    Payroll and related costs                                           32.5                       32.6
    Operating expenses                                                  23.3                       23.5
    Depreciation and amortization                                        4.3                        4.4
        Total restaurant operating expenses                             87.9                       88.9
Income from restaurant operations                                       12.1                       11.1
General and administrative expenses                                      9.6                       10.8
       Operating income                                                  2.5                        0.3
Interest expense net                                                     0.7                        0.9
       Income/(loss) before income taxes                                 1.8                       (0.6)
Income taxes                                                             0.7                       (0.2)
Net income/(loss)                                                        1.1                       (0.4)

Number of restaurants:
       Restaurants open at beginning
         of period                                                      34                         33
       Restaurants open at end of period                                34                         33



SALES

     Sales increased by $3,370,000, or 7.9%, to $46,018,000 in the twenty-six week period ended June 29, 1997, from $42,648,000 in the same period in 1996. Same store sales decreased $308,000, or 0.7%, in the twenty-six week period ended June 29, 1997, compared to the same period in 1996.

     The overall increase in sales in the twenty-six weeks ended June 29, 1997, compared to the same period in 1996 was primarily attributable to sales from new stores, which contributed $3,864,000. This amount was partially offset by one store which closed in June 1997. The decrease in sales from the closed store was approximately $130,000.

     The Company operated 34 restaurants at June 29, 1997, up from 33 restaurants at June 30, 1996. Total restaurant customer count for the twenty-six weeks ended June 29, 1997 increased 5.0% to 2,588,000 from 2,465,000 in the comparable period in 1996.

COST OF SALES

     Cost of sales as a percentage of sales decreased to 27.8% in the twenty-six week period ended June 29, 1997, from 28.4% in the same period in 1996. This decrease was attributable to a 0.7% decrease in food cost as a percentage of food revenue (29.5% in the 1997 period versus 30.2% in the 1996 period), and a 0.6% decrease in beverage cost as a percentage of beverage revenue (23.1% in the 1997 period versus 23.7% in the 1996 period). The food cost decreases were due principally to price decreases in olive oil, pasta and produce items. The beverage cost decreases were due principally to modest sales price increases in selected wines.

PAYROLL AND RELATED COSTS

     Payroll and related costs as a percentage of sales decreased to 32.5% in the twenty-six weeks ended June 29, 1997, from 32.6% in the same period in 1996. Payroll and related costs increased by $1,085,000 in the twenty-six weeks ended June 29, 1997, to $14,945,000 from $13,860,000 in the same period in 1996. The increase in dollars is the result of the Company having payroll for two new restaurants.

OPERATING EXPENSES

     Operating expenses increased by $684,000 in the twenty-six weeks ended June 29, 1997 to $10,712,000 from $10,028,000 in the same period in 1996. The increase in operating expenses is primarily attributable to the Company opening two new restaurants.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased by $104,000 in the twenty-six weeks ended June 29, 1997 to $1,994,000 from $1,890,000 in the same period in 1996. The increase is principally attributable to two new restaurants which opened subsequent to June 30, 1996. Included in the 1997 and 1996 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased by $154,000 in the twenty-six weeks ended June 29, 1997 to $4,440,000 from $4,594,000 in the same period in 1996. The decrease is primarily attributable to a decrease in insurance expense.

INTEREST EXPENSE

     Interest expense decreased by $58,000 in the twenty-six weeks ended June 29, 1997 to $331,000 from $389,000 in the same period in 1996. This decrease was attributable to the Company having less borrowings at June 29, 1997 compared to the same period in 1996.

INCOME TAXES

       Income taxes increased by $391,000 in the twenty-six weeks ended June 29, 1997 to an expense of $302,000 from a benefit of $89,000 in the same period in 1996. The increased expense in the twenty-six weeks ended June 29, 1997 reflects the pre-tax income of $816,000 as compared to the pre-tax loss of $240,000 for the same period in 1996. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At June 29, 1997, the Company's cash position was $1,920,000 and the Company had a net working capital deficit of $6,840,000.

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

               None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's 1997 Annual Meeting of Stockholders was held on June 3, 1997. Present or represented at the meeting by proxy were 2,918,691 of the 3,434,032 shares eligible to vote at the meeting. At the meeting, Charles F. Sarkis and Robert S. Parker were re-elected as Class III directors to serve for a three year term. There were 2,886,612 votes cast for Mr. Sarkis and 32,079 votes withheld. There were 2,886,512 votes cast for Mr. Parker and 32,179 votes withheld.

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



                                   BACK BAY RESTAURANT GROUP, INC.



August 1, 1997                     /s/ Francis P. Bissaillon
                                   ----------------------------------
                                   Francis P. Bissaillon
                                   Director, Executive Vice President
                                   and Chief Financial Officer


August 1, 1997                     /s/ Robert J. Ciampa
                                   ----------------------------------
                                   Robert J. Ciampa
                                   Vice President, Chief Accounting
                                   Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.                          DESCRIPTION
-----------                          -----------


     11                    Computation of Earnings Per Share

     27                    Financial Data Schedule