Form 10-Q
period 1997-09-28
BACK BAY RESTAURANT GROUP INC
filed 1997-11-12
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTERLY PERIOD ENDED                  COMMISSION FILE NUMBER
         SEPTEMBER 28, 1997                               0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   04-2812651
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

On October 31, 1997, there were 3,430,843 shares of the registrant's Common Stock outstanding.










        The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)


ASSETS                                                      SEPTEMBER 28, 1997      DECEMBER 29, 1996
                                                            ------------------      -----------------
   Current assets:
      Cash and cash equivalents                                  $ 1,342                 $ 1,344
      Accounts receivable net of allowance for
        doubtful accounts ($970 in 1996 and 1997)                    213                     252
      Inventories                                                    644                     687
      Prepaid expenses and other current assets                      941                     904
      Deferred income taxes                                          169                     169
                                                                 -------                 -------
        Total current assets                                       3,309                   3,356
                                                                 -------                 -------
   Buildings and improvements                                      4,303                   4,303
   Furniture, fixtures and equipment                              17,354                  16,124
   Leasehold improvements                                         31,814                  31,965
   Lease rights                                                    2,826                   2,826
                                                                 -------                 -------
                                                                  56,297                  55,218
   Less:  accumulated depreciation and amortization               26,159                  23,436
                                                                 -------                 -------
      Net property, plant and equipment                           30,138                  31,782
                                                                 -------                 -------

   Other assets:
      Goodwill, net of accumulated amortization                    4,926                   5,052
      Tradenames and trademarks, net of
        accumulated amortization                                   1,263                   1,286
      Deferred income taxes                                        1,698                   1,698
      Other assets, net of accumulated amortization                  791                     737
                                                                 -------                 -------
        Total other assets                                         8,678                   8,773
                                                                 -------                 -------
          Total assets                                           $42,125                 $43,911
                                                                 =======                 =======

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                              $ 2,879                 $ 2,709
   Accrued expenses                                                7,583                   7,750
   Current maturities of long-term debt                              500                   1,500
   Income taxes payable                                              291                     284
                                                                 -------                 -------
      Total current liabilities                                   11,253                  12,243
                                                                 -------                 -------
 Deferred rent                                                       222                     441
 Other long term liability                                            60                    --
 Long term debt                                                    4,500                   6,025
 Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,434 shares issued and
      outstanding in 1996, and 3,431 shares in 1997                   36                      36
   Additional paid-in capital                                     23,037                  23,039
   Retained earnings                                               4,816                   3,926
                                                                 -------                 -------
                                                                  27,889                  27,001
   Less treasury stock, 208 shares at cost in
      1996 and 1997                                                1,799                   1,799
                                                                 -------                 -------
      Total stockholders' equity                                  26,090                  25,202
                                                                 -------                 -------
      Total liabilities and stockholders' equity                 $42,125                 $43,911
                                                                 =======                 =======

        The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                        13 WEEKS ENDED
                                           SEPTEMBER 28, 1997     SEPTEMBER 29, 1996
                                           ------------------     ------------------
Sales                                           $23,859                $21,176
Costs and expenses:
  Cost of sales                                   6,725                  5,973
  Payroll and related costs                       7,678                  6,980
  Operating expenses                              5,617                  4,978
  Depreciation and amortization                   1,088                    948
                                                -------                -------
     Total restaurant operating expenses         21,108                 18,879
                                                -------                -------
Income from restaurant operations                 2,751                  2,297
General and administrative expenses               2,038                  2,014
                                                -------                -------
  Operating income                                  713                    283
Interest expense net                                116                    174
                                                -------                -------
  Income before income taxes                        597                    109
Income taxes                                        221                     40
                                                -------                -------

Net income                                      $   376                $    69
                                                =======                =======

Net income per share                            $   .11                $   .02
                                                =======                =======

Weighted average common and common                3,485                  3,436
  equivalent shares outstanding










       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                         39 WEEKS ENDED
                                           SEPTEMBER 28, 1997      SEPTEMBER 29, 1996
                                           ------------------      ------------------
Sales                                           $ 69,877                $ 63,824
Costs and expenses:
  Cost of sales                                   19,505                  18,100
  Payroll and related costs                       22,623                  20,840
  Operating expenses                              16,330                  15,006
  Depreciation and amortization                    3,082                   2,838
                                                --------                --------
     Total restaurant operating expenses          61,540                  56,784
                                                --------                --------
Income from restaurant operations                  8,337                   7,040
General and administrative expenses                6,477                   6,608
                                                --------                --------
  Operating income                                 1,860                     432
Interest expense net                                 447                     563
                                                --------                --------
   Income/(loss) before income taxes               1,413                    (131)
 Income taxes                                        523                     (48)
                                                --------                --------

 Net income/(loss)                              $    890                $    (83)
                                                ========                ========

 Net income/(loss) per share                    $    .26                $   (.02)
                                                ========                ========

 Weighted average common and common                3,452                   3,436
  equivalent shares outstanding










       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                           Additional                               Total
                                  Common    Paid-in      Retained    Treasury    Stockholders'
                                  Stock     Capital      Earnings     Stock         Equity
                                  ------   ----------    --------    --------    -------------
Balance, December 25, 1994        $   36   $   23,031    $  6,269    $ (1,799)   $      27,537
  Net loss                          --           --        (2,810)       --             (2,810)
                                  ------   ----------    --------    --------    -------------

Balance, December 31, 1995            36       23,031       3,459      (1,799)          24,727
  Net income                        --           --           467        --                467
  Restricted stock                  --              8        --          --                  8
                                  ------   ----------    --------    --------    -------------

Balance, December 29, 1996            36       23,039       3,926      (1,799)          25,202
  Net income                        --           --           890        --                890
  Exercise of stock option          --              6        --          --                  6
  Restricted stock compensation     --             (8)       --          --                 (8)
                                  ------   ----------    --------    --------    -------------

Balance, September 28, 1997       $   36   $   23,037    $  4,816    $ (1,799)   $      26,090
                                  ======   ==========    ========    ========    =============










       The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     39 WEEKS ENDED
                                                        SEPTEMBER 28, 1997     SEPTEMBER 29, 1996
                                                        ------------------     ------------------
Cash flows from operating activities:
  Net income/(loss)                                           $   890                $   (83)
  Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                         3,153                  2,903
          Loss on equity investment                                --                    473
     Changes in operating assets and liabilities:
          Decrease in accounts receivable                          39                    105
          Decrease in inventories                                  43                     44
          Increase in prepaid expenses and
            other current assets                                 (278)                  (238)
          Increase in prepaid income taxes                         --                   (326)
          (Increase)/decrease in other assets                     (87)                     2
          Increase/(decrease) in accounts payable and
            accrued expenses                                      111                   (646)
          Increase in income taxes payable                          7                     --
          Decrease in deferred rent                              (219)                   (33)
          Increase in other long term liability                    60                     --
                                                              -------                -------
          Net cash provided by operating activities             3,719                  2,201
                                                              -------                -------

Cash flows from investing activities:
  Investment in partnership                                        --                   (157)
  Capital expenditures                                         (2,596)                (3,234)
  Proceeds from sale of assets                                  1,382                     --
                                                              -------                -------
     Net cash used for investing activities                    (1,214)                (3,391)
                                                              -------                -------

Cash flows from financing activities:
  Proceeds from debt                                               --                    300
  Exercise of stock option                                          6                     --
  Cancellation of stock option                                     12                     --
  Principal payments of debt                                   (2,525)                (1,550)
                                                              -------                -------
      Net cash used for financing activities                   (2,507)                (1,250)
                                                              -------                -------

Net decrease in cash and cash equivalents                          (2)                (2,440)
Cash and cash equivalents at beginning of period                1,344                  3,326
                                                              -------                -------
Cash and cash equivalents at end of period                    $ 1,342                $   886
                                                              =======                =======

Supplemental disclosures of cash flow information:
  Interest paid                                               $   474                $   621
                                                              =======                =======
  Income taxes paid                                           $   552                $   295
                                                              =======                =======


        The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996

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

                  The results of operations for the thirty-nine weeks ended September 28, 1997 and September 29, 1996 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.

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

THIRTEEN WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996

  The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                     13 WEEKS ENDED
                                        SEPTEMBER 28, 1997    SEPTEMBER 29, 1996
                                        ------------------    ------------------
Sales                                         100.0%                100.0%
Costs and expenses:
  Cost of sales                                28.2                  28.2
  Payroll and related costs                    32.2                  33.0
  Operating expenses                           23.5                  23.5
  Depreciation and amortization                 4.6                   4.5
    Total restaurant operating expenses        88.5                  89.2
Income from restaurant operations              11.5                  10.8
General and administrative expenses             8.5                   9.5
  Operating income                              3.0                   1.3
Interest expense net                            0.5                   0.8

  Income before income taxes                    2.5                   0.5
Income taxes                                    0.9                   0.2
Net income                                      1.6                   0.3

Number of restaurants:
  Restaurants open at beginning
    of period                                  34                    33
  Restaurants open at end of period            34                    34

SALES

       Sales increased by $2,683,000, or 12.7%, to $23,859,000 in the thirteen week period ended September 28, 1997, from $21,176,000 in the same period in 1996. Same store sales were essentially flat in the thirteen week period ended September 28, 1997, compared with the same period in 1996.

       The overall increase in sales in the thirteen weeks ended September 28, 1997 compared with the same period in 1996 was principally due to two new restaurants which opened subsequent to September 17, 1996. The increase in sales from new stores was approximately $3,039,000. This amount was partially offset by one store which closed in June 1997. The decrease in sales from the closed store was approximately $386,000.

       The Company operated 34 restaurants at September 28, 1997, and 34 restaurants at September 29, 1996. Total restaurant customer count for the thirteen weeks ended September 28, 1997 increased 9.2% to 1,362,000 from 1,248,000 in the comparable period in 1996.

COST OF SALES

       Cost of sales as a percentage of sales was 28.2% in the thirteen week period ended September 28, 1997, and was 28.2% in the same period in 1996. Although cost of sales as a percentage of sales was the same for both periods, food cost as a percentage of food revenue increased to 30.1% in the 1997 period versus 29.7% in the 1996 period, and beverage cost as a percentage of beverage revenue decreased to 23.1% in the 1997 period versus 23.5% in the 1996 period. The food cost increases were due principally to price increases in some produce items. The beverage cost decreases were due principally to modest sales price increases in selected wines.

PAYROLL AND RELATED COSTS

       Payroll and related costs as a percentage of sales decreased to 32.2% in the thirteen weeks ended September 28, 1997, from 33.0% in the same period in 1996. Payroll and related costs increased by $698,000 in the thirteen weeks ended September 28, 1997, to $7,678,000 from $6,980,000 in the same period in 1996. The increase in dollars is primarily attributable to the Company having payroll for two new restaurants which opened subsequent to September 17, 1996. The decrease in payroll and related costs as a percentage of sales is attributable to the two new restaurants which opened subsequent to September 17, 1996 and more effective controls.

OPERATING EXPENSES

       Operating expenses increased by $639,000 in the thirteen weeks ended September 28, 1997 to $5,617,000 from $4,978,000 in the same period in 1996. The increase in operating expenses is primarily attributable to two new restaurants which opened subsequent to September 17, 1996.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization increased by $140,000 in the thirteen weeks ended September 28, 1997 to $1,088,000 from $948,000 in the same period in 1996. The increase is principally attributable to two new restaurants which opened subsequent to September 17, 1996. Included in the 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses increased by $24,000 in the thirteen weeks ended September 28, 1997 to $2,038,000 from $2,014,000 in the same period in 1996. The increase is primarily attributable to increases in salaries and wages which were offset by a decrease in insurance expense.

INTEREST EXPENSE

       Interest expense decreased by $58,000 in the thirteen weeks ended September 28, 1997 to $116,000 from $174,000 in the same period in 1996. This decrease was attributable to the Company's reduced borrowings at September 28, 1997 compared with the same period in 1996.

INCOME TAXES

       Income taxes increased by $181,000 in the thirteen weeks ended September 28, 1997 to $221,000 from $40,000 in the same period in 1996. The increased expense in the thirteen weeks ended September 28, 1997 reflects the pre-tax income of $597,000 as compared to the pre-tax income of $109,000 for the same period in 1996. The estimated effective tax rate was 37% for both periods.

THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996

       The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                     39 WEEKS ENDED
                                        SEPTEMBER 28, 1997    SEPTEMBER 29, 1996
                                        ------------------    ------------------
Sales                                         100.0%                100.0%
Costs and expenses:
  Cost of sales                                27.9                  28.4
  Payroll and related costs                    32.4                  32.7
  Operating expenses                           23.4                  23.5
  Depreciation and amortization                 4.4                   4.4
    Total restaurant operating expenses        88.1                  89.0
Income from restaurant operations              11.9                  11.0
General and administrative expenses             9.3                  10.3
    Operating income                            2.6                   0.7
Interest expense net                            0.6                   0.9
    Income/(loss) before income taxes           2.0                  (0.2)
Income taxes                                    0.7                  (0.1)
Net income/(loss)                               1.3                  (0.1)

Number of restaurants:
    Restaurants open at beginning
      of period                                34                    33
    Restaurants open at end of period          34                    34

SALES

       Sales increased by $6,053,000, or 9.5%, to $69,877,000 in the thirty-nine week period ended September 28, 1997, from $63,824,000 in the same period in 1996. Same store sales decreased $306,000, or 0.5%, in the thirty-nine week period ended September 28, 1997, compared with the same period in 1996.

       The overall increase in sales in the thirty-nine weeks ended September 28, 1997, compared with the same period in 1996 was primarily attributable to sales from new stores, which contributed $6,903,000. This amount was partially offset by one store which closed in June 1997. The decrease in sales from the closed store was approximately $516,000.

       The Company operated 34 restaurants at September 28, 1997, and 34 restaurants at September 29, 1996. Total restaurant customer count for the thirty-nine weeks ended September 28, 1997 increased 6.4% to 3,950,000 from 3,713,000 in the comparable period in 1996.

COST OF SALES

       Cost of sales as a percentage of sales decreased to 27.9% in the thirty-nine week period ended September 28, 1997, from 28.4% in the same period in 1996. This decrease was attributable to a 0.3% decrease in food cost as a percentage of food revenue (29.7% in the 1997 period versus 30.0% in the 1996 period), and a 0.5% decrease in beverage cost as a percentage of beverage revenue (23.1% in the 1997 period versus 23.6% in the 1996 period). The food cost decreases were due principally to price decreases in olive oil and pasta. The beverage cost decreases were due principally to modest sales price increases in selected wines.

PAYROLL AND RELATED COSTS

       Payroll and related costs as a percentage of sales decreased to 32.4% in the thirty-nine weeks ended September 28, 1997, from 32.7% in the same period in 1996. Payroll and related costs increased by $1,783,000 in the thirty-nine weeks ended September 28, 1997, to $22,623,000 from $20,840,000 in the same period in 1996. The increase in dollars is primarily attributable to the Company having payroll for two new restaurants.

OPERATING EXPENSES

       Operating expenses increased by $1,324,000 in the thirty-nine weeks ended September 28, 1997 to $16,330,000 from $15,006,000 in the same period in 1996.
The increase in operating expenses is primarily attributable to the Company opening two new restaurants.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization increased by $244,000 in the thirty-nine weeks ended September 28, 1997 to $3,082,000 from $2,838,000 in the same period in 1996. The increase is principally attributable to two new restaurants which opened subsequent to September 17, 1996. Included in the 1997 and 1996 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses decreased by $131,000 in the thirty-nine weeks ended September 28, 1997 to $6,477,000 from $6,608,000 in the same period in 1996. The decrease is primarily attributable to a decrease in insurance expense.

INTEREST EXPENSE

       Interest expense decreased by $116,000 in the thirty-nine weeks ended September 28, 1997 to $447,000 from $563,000 in the same period in 1996. This decrease was attributable to the Company's reduced borrowings at September 28, 1997 compared to the same period in 1996.

INCOME TAXES

       Income taxes increased by $571,000 in the thirty-nine weeks ended September 28, 1997 to an expense of $523,000 from a benefit of $48,000 in the same period in 1996. The increased expense in the thirty-nine weeks ended September 28, 1997 reflects the pre-tax income of $1,413,000 as compared to the pre-tax loss of $131,000 for the same period in 1996. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

       The Company, similar to many restaurant businesses, requires little working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At September 28, 1997, the Company's cash position was $1,342,000 and the Company had a net working capital deficit of $7,944,000.

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

CAUTIONARY STATEMENT

       The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profits percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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



                                     BACK BAY RESTAURANT GROUP, INC.



October 31, 1997                     /s/ Francis P. Bissaillon
                                     ----------------------------------
                                     Francis P. Bissaillon
                                     Director, Executive Vice President
                                     and Chief Financial Officer


October 31, 1997                     /s/ Robert J. Ciampa
                                     ----------------------------------
                                     Robert J. Ciampa
                                     Vice President, Chief Accounting
                                     Officer and Treasurer

                                  EXHIBIT INDEX


EXHIBIT NO.                         DESCRIPTION
-----------                         -----------
    11                     Computation of Earnings Per Share

    27                     Financial Data Schedule