Form 10-K
period 1997-12-28
BACK BAY RESTAURANT GROUP INC
filed 1998-03-26
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                         COMMISSION FILE NUMBER 0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE                 284 NEWBURY STREET                  04-2812651
(State or other          BOSTON, MASSACHUSETTS 02115          (I.R.S. Employer
jurisdiction of       (Address of principal executive        Identification No.)
incorporation or        offices, including Zip Code)
 organization)

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

                     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock as quoted on the National Association of Securities Dealers Automatic Quotation System on March 2, 1998 was $10,481,288.

     On March 2, 1998, there were 3,435,176 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                         BACK BAY RESTAURANT GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.  Business                                                             4

Item 2.  Properties                                                          11

Item 3.  Legal Proceedings                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders                 11


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related                    12
         Stockholder Matters

Item 6.  Selected Consolidated Financial Data                                12

Item 7.  Management's Discussion and Analysis of Financial Condition         14
         and Results of Operations

Item 8.  Financial Statements and Supplementary Data                         19

Item 9.  Changes in and Disagreements With Accountants on Accounting         37
         Disclosure and Financial Disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  38

Item 11. Executive Compensation                                              38

Item 12. Security Ownership of Certain Beneficial Owners and                 38
         Management

Item 13. Certain Relationships and Related Transactions                      38

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     39

CAUTIONARY STATEMENT

     This Form 10-K Annual Report, including without limitation "Management's Discussion and Analysis of Financial Condition and Results of Operation," contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Back Bay Restaurant Group, Inc. (the "Company") owns and operates full service restaurants located in New England, New York, New Jersey and Washington, D.C. As of March 1, 1998, the Company operated 34 restaurants, 14 of which feature Northern Italian cuisine and are operated under the Papa.Razzi trade name and 20 of which offer casual American dining. Since it opened its first restaurant in 1964, the Company has followed an operating philosophy of providing value to its customers by featuring generous portions of high quality food, a level of service that is typical of higher priced restaurants, and moderate prices.

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

     The Papa.Razzi concept and menu allow the Company to take advantage of the lower food costs and popularity of Italian food. The Papa.Razzi restaurants have proven equally suitable for urban and shopping mall locations.

     In 1997 the average lunch and dinner checks per customer at Papa.Razzi were approximately $12.50 and $19.00, respectively. Sales of alcoholic beverages accounted for 24.9% of Papa.Razzi revenues in 1997.

AMERICAN-STYLE MENUS, CONCEPTS AND TRADE NAMES

     The Company's American-style restaurants offer substantially similar menus which emphasize fresh, moderately-priced fare, including a variety of chicken and seafood dishes, grilled steaks, gourmet hamburgers, Mexican dishes, pasta, soups and salads.

     While the Company's American-style restaurants are operated under several trade names, each restaurant creates a warm, casual dining atmosphere attracting a wide diversity of customers. The Company's strategy of using different restaurant names enhances its ability to open a number of restaurants in a strong restaurant market, such as the Back Bay section of Boston where the Company operates four American-style restaurants. Although the menus of American-style restaurants are substantially similar, menu items vary slightly and different prices are charged, depending on the restaurant's location and trade name.

     In 1997, the average lunch and dinner checks per customer at the Company's American-style restaurants were approximately $11.00 and $16.00, respectively. Sales of alcoholic beverages accounted for 28.7% of American concept revenues in 1997.

RESTAURANT LOCATIONS

     The following table presents certain information regarding the restaurants operated by the Company as of March 1, 1998.

                                                                             APPROX.     RESTAURANT
     DATE                                                                    SEATING    SIZE (APPROX.    LEASE(1)
    OPENED         LOCATION                           NAME                  CAPACITY        SQ. FT.)    EXPIRATION

Northern Italian Concept
------------------------

Nov. 1989     Boston, MA             Papa.Razzi                                220          6,700           2010
June 1991     Chestnut Hill, MA      Papa.Razzi                                160          4,050           2014
Oct. 1991     Cambridge, MA          Papa.Razzi                                219          6,170           2007
June 1992     Concord, MA            Papa.Razzi                                220         14,000           2019
Aug. 1992     West Hartford, CT      Papa.Razzi                                239          5,000           2014
Nov. 1992     White Plains, NY       Papa.Razzi                                280          6,750           2022
Dec. 1992     Burlington, MA         Papa.Razzi                                350         12,600           2017
Mar. 1993     Wellesley, MA          Papa.Razzi                                320          9,300           2018
June 1993     Cranston, RI           Papa.Razzi                                225          6,000           2018
Oct. 1993     Short Hills, NJ        Papa.Razzi                                202          5,450           2009
May 1994      Hanover, MA            Papa.Razzi                                230          7,200           2023
June 1994     Westbury, NY           Papa.Razzi                                280         10,200           2016
Sept. 1994    Paramus, NJ            Papa.Razzi                                220          5,800           2005
Feb. 1995     Georgetown, D.C.       Papa.Razzi                                243          8,400           2015

American Concept
----------------

June 1973     Chestnut Hill, MA      Charley's Eating & Drinking Saloon        170          5,000           2014
Sept. 1975    Dedham, MA             J.C. Hillary's                            270          7,920           2011
Oct. 1975     Boston, MA             J.C. Hillary's (2)                        411          9,870           2006
Oct. 1978     Boston, MA             The Famous Atlantic Fish Company(2)       169          4,557           2006
Dec. 1984     Boston, MA             Joe's American Bar & Grill                251          6,317           2010
Nov. 1985     Waterford, CT          Charley's Eating & Drinking Saloon        190          7,108           2000
Aug. 1986     Wayland, MA            Hillary's                                 188          6,100           2015
Feb. 1987     Nashua, NH             Charley's Eating & Drinking Saloon        208          6,597           2002
July 1988     Worcester, MA          Charley's Eating & Drinking Saloon        205          6,370           2003
Sept. 1988    West Hartford, CT      Joe's American Bar & Grill                230          8,000           2014
Sept. 1989    Woburn, MA             Joe's American Bar & Grill(3)             275          8,100           2023
Jan. 1990     North Attleboro, MA    Charley's Eating & Drinking Saloon        239          6,633           2005
July 1990     Trumbull, CT           J.C. Hillary's                            250          7,090           2005
Nov. 1990     Boston, MA             Charley's Eating & Drinking Saloon        270          7,888           2011
Dec. 1992     Peabody, MA            Joe's American Bar & Grill                268          6,016           2008
Dec. 1993     Hanover, MA            Joe's American Bar & Grill                260          7,400           2023
Oct. 1994     Paramus, NJ            Joe's American Bar & Grill                240          6,100           2005
Dec. 1994     Short Hills, NJ        Joe's American Bar & Grill                195          5,300           2009
Sept.1996     Braintree, MA          Joe's American Bar & Grill                310          9,200           2016
May 1997      Boston, MA             Joe's American Bar & Grill                344          7,500           2016


(1)  Assumes that the Company exercises all of its extension options.
(2) Operated under a lease with an affiliate of Charles F. Sarkis, President and Chief Executive Officer of the Company.
(3)  Operated as J.C. Hillary's until November of 1997.

GROWTH STRATEGY

     The Company's current growth strategy is to expand its operations on a very select basis in markets along the Boston-Washington, D.C. corridor. However, if a suitable opportunity arose, the Company would also consider expansion into other metropolitan markets. The Company does not franchise and currently has no plans to develop a domestic franchise program. The ability of the Company to open new restaurants and achieve its expansion goals is dependent upon, among other factors, locating satisfactory sites, obtaining or generating adequate capital, negotiating favorable leases or purchasing land or buildings on acceptable terms, securing appropriate government permits and approvals, obtaining liquor licenses and recruiting and training additional qualified restaurant management personnel.

SITE SELECTION, DESIGN AND CONSTRUCTION

     The Company believes that location is a key factor in a restaurant's ability to operate a profitable lunch and dinner business and considers several demographic factors in selecting sites, including the size of the middle to upper income residential population, the proximity of retail and office facilities, traffic patterns and the visibility of the location. Senior management inspects and approves each restaurant site. The Company generally designs its restaurants utilizing outside architects under the supervision of its in-house architect.

MANAGEMENT TRAINING AND RESTAURANT OPERATIONS

     The Company invests a substantial amount of time in training and testing its restaurant personnel. Management trainees must complete a ten-week on-site training program during which they are familiarized with kitchen, bar and dining room operations of the restaurant and are instructed in areas such as food quality and preparation, customer service, alcoholic beverage service, liquor liability avoidance and employee relations. Periodic seminars are conducted by Company personnel and outside experts on a broad range of topics to provide additional training for its managers. The training programs are designed to ensure that uniform standards of quality and service are followed in all of the restaurants and are further designed so that the managers can be transferred from one American concept restaurant to another, or one Papa.Razzi restaurant to another, with minimal disruption.

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

     Centralized financial and management controls, which are fundamental in controlling restaurant operating margins, are maintained through the use of an automated data processing system and prescribed reporting procedures. Each restaurant has a point of sale system that captures restaurant operating information. The restaurants forward daily sales reports, vendor invoices, payroll information and other data to the Company's corporate headquarters. Company management utilizes this data to monitor quality, cost and sales mix and to prepare periodic financial and management reports. This system is also used for budget analyses, planning, and determining menu composition. Restaurant managers perform daily inventories on key products and weekly inventories on all products. Cash is controlled through frequent deposits of sales proceeds in local operating accounts, the balances of which are wire transferred regularly to the Company's principal account.

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

EMPLOYEES

     At December 28, 1997, the Company employed approximately 2,700 persons, approximately 20 of whom were corporate personnel and approximately 220 of whom were associated with the management or supervision of the restaurants. The Company considers relations with its employees to be good.

MARKETING

     Management believes that the Company's commitment to customer service and value is the most effective approach to attracting customers. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new and repeat customers. Management believes that its strategy of locating multiple restaurants under the same name within a defined geographic area has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. The Company employs little print or direct mail advertising, and conducts some radio advertising and local restaurant promotions. During 1997, the Company's expenditures for advertising were less than one percent of its revenues.

     In September 1994, the Company instituted its Preferred Guest Program. Under the program, preferred guests receive a $20 dining certificate good at any of the Company's restaurants each time $200 in food and beverage purchases are reflected in the customer's account. The Company records the liability associated with dining certificates as they vest. As of March 1, 1998, the Company had approximately 20,000 members in its Preferred Guest Program.

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

SERVICE MARKS

     The Company regards its service marks as having significant value and as being an important factor in the marketing of its services. The Company has registered as service marks the words Papa.Razzi, Papa.Razzi's Cucina, Joe's American Bar & Grill, J.C. Hillary's, Hillary's, Charley's Eating & Drinking Saloon, Atlantic Fish Co., Rayz Riverside Cafe, and Abe & Louie's with the United States Patent and Trademark Office. The Company's policy is to pursue registration of its marks and to strenuously oppose infringement of its marks.

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

ITEM 2. PROPERTIES

     All of the Company's restaurant locations are held under long term leases. See "Business - Restaurant Locations" and "- Site Selection, Design and Construction." The Company's leases generally provide for a fixed base rent plus additional rent based on the level of sales generated by the restaurant. Most of the Company's leases require the Company to pay all or a portion of the costs of owning and operating the premises, including the cost of insurance, taxes and maintenance.


ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to various claims and legal actions, such as slip and fall and other general liability claims, that arise in the ordinary course of its business. The Company does not believe that any of these claims will have a material adverse effect on its business or results from operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal year 1997.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol PAPA. As of March 3, 1998, there were approximately 58 holders of record of the Company's Common Stock. The Company believes there are substantially more beneficial owners of its Common Stock than there are holders of record.

     The Company has not paid dividends since becoming a public company. The Company presently intends to retain all earnings for use in the operation and expansion of its business and has no present intention to pay cash dividends.

     The quarterly range of high and low sales prices for the Common Stock as reported on NASDAQ for fiscal years 1996 and 1997 are as follows:


                                           1996                      1997
                                    HIGH         LOW           HIGH       LOW

     1st Fiscal Quarter            $5.00        $3.50        $4.00        $2.63
     2nd Fiscal Quarter             5.50         3.00         5.50         2.88
     3rd Fiscal Quarter             4.75         3.25         8.00         4.25
     4th Fiscal Quarter             4.13         2.63         8.50         5.50



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain historical financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information (except for Restaurant Operating Data) for the fiscal years ended December 26, 1993, December 25, 1994, December 31, 1995, December 29, 1996 and December 28, 1997 is derived from the audited Consolidated Financial Statements. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.

                                                                                      YEAR ENDED
                                                           DEC. 26,       DEC. 25,       DEC. 31,       DEC. 29,      DEC. 28,
                                                            1993           1994            1995           1996          1997
                                                           -------        -------        --------        -------       -------
                                                                       (Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales                                                      $74,172        $85,831        $ 93,496        $87,753       $94,904
Costs and expenses:
  Cost of sales                                             20,286         23,230          25,980         24,785        26,401
  Payroll and related costs                                 22,301         27,633          30,102         28,327        30,221
  Operating expenses                                        14,567         18,948          21,440         20,398        22,121
  Depreciation and amortization                              3,876          4,541           4,891          3,880         4,197
                                                           -------        -------        --------        -------       -------
      Total restaurant operating expenses                   61,030         74,352          82,413         77,390        82,940
                                                           -------        -------        --------        -------       -------
Income from restaurant operations                           13,142         11,479          11,083         10,363        11,964
General and administrative expenses                          8,532         10,517          15,129          8,874         8,669
                                                           -------        -------        --------        -------       -------
      Operating income/(loss)                                4,610            962          (4,046)         1,489         3,295
Interest expense                                               104            118             795            748           548
Interest income                                                (49)            (4)             --             --            --
Gain on sale of property                                    (1,202)            --              --             --            --
                                                           -------        -------        --------        -------       -------
      Income/(loss) from continuing
        operations before income taxes                       5,757            848          (4,841)           741         2,747
Income taxes                                                 2,303            347          (2,031)           274         1,016
                                                           -------        -------        --------        -------       -------
      Income/(loss) from continuing                          3,454            501          (2,810)           467         1,731
        operations
Discontinued operations:
  Income from operations of discontinued
     division (net of income taxes)                             83             --              --             --            --
  Estimated loss on disposal of discontinued
       division (net of income taxes)                          (75)            --              --             --            --
                                                           -------        -------        --------        -------       -------
Net income/(loss)                                          $ 3,462        $   501        $ (2,810)       $   467       $ 1,731
                                                           =======        =======        ========        =======       =======
Income/(loss) from continuing operations per
  share Basic/Diluted                                      $  0.95        $  0.14        $  (0.82)       $  0.14       $  0.50
                                                           =======        =======        ========        =======       =======
Net income/(loss) per share Basic/Diluted                  $  0.95        $  0.14        $  (0.82)       $  0.14       $  0.50
                                                           =======        =======        ========        =======       =======

Average common shares and equivalents
  Basic                                                      3,637          3,600           3,430          3,434         3,432
  Diluted                                                    3,654          3,623           3,431          3,436         3,474

RESTAURANT OPERATING DATA:
Average sales per restaurant open for full period(1)       $ 2,674        $ 2,570        $  2,595        $ 2,613       $ 2,744
Restaurants open for full period                                25             30              33             33            32
Percentage change in comparable restaurant sales(1)            0.6%          (3.5%)          (2.2%)         (0.8%)        0.04%
Total restaurants open at end of period                         31             37              33             34            34

BALANCE SHEET DATA (AT YEAR END):
Total assets                                               $38,884        $47,314        $ 46,100        $43,911       $43,072
Long term debt                                                  --          7,600           7,525          6,025         4,000
Current maturities of long term debt                           683            542           2,500          1,500            --
Total stockholders' equity                                  28,831         27,537          24,727         25,202        27,012


(1) Does not include the 53rd week in the fiscal year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements which are included herein.

RESULTS OF OPERATIONS

     The following table sets forth the components of income from operations as a percentage of net sales for the periods indicated:


                                                             YEAR ENDED
                                              DECEMBER 31,   DECEMBER 29,   DECEMBER 28,
                                                 1995           1996            1997
                                              -----------    -----------    -----------

Sales                                            100.0%         100.0%         100.0%
Costs and expenses:
   Cost of sales                                  27.8           28.2           27.8
   Payroll and related costs                      32.2           32.3           31.9
   Operating expenses                             22.9           23.3           23.3
   Depreciation and amortization                   5.2            4.4            4.4
                                                 -----          -----          -----
      Total restaurant operating expenses         88.1           88.2           87.4
                                                 -----          -----          -----
Income from restaurant operations                 11.9           11.8           12.6
General and administrative expenses               16.2           10.1            9.1
                                                 -----          -----          -----
      Operating income/(loss)                     (4.3)           1.7            3.5
Interest expense                                   0.9            0.9            0.6
                                                 -----          -----          -----
Income/(loss) before income taxes                 (5.2)           0.8            2.9
Income taxes                                      (2.2)           0.3            1.1
                                                 -----          -----          -----
Net income/(loss)                                 (3.0)           0.5            1.8
                                                 =====          =====          =====


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Sales

     Sales increased by $7,151,000, or 8.2%, to $94,904,000 in 1997 from
$87,753,000 in 1996. Same store sales increased $31,000, or 0.04%, in the 52 weeks in 1997 as compared to the 52 weeks in 1996.

     The overall increase in sales in 1997 as compared with 1996 was primarily attributable to sales from two new stores opened by the Company in September, 1996 and May, 1997, which contributed $8,057,000. This amount was partially offset by one store which closed in June 1997. The decrease in sales from the closed store was approximately $909,000.

     The Company operated 34 restaurants at December 28, 1997, and 34 restaurants at December 29, 1996. Total restaurant customer count for 1997 increased 4.6% to 5,307,000 from 5,076,000 in 1996.

Cost of Sales

     Cost of sales as a percentage of sales decreased to 27.8% in 1997 from 28.2% in 1996. This decrease was attributable to a 0.3% decrease in food cost as a percentage of food revenue (29.6% in 1997 versus 29.9% in 1996), and a 0.7% decrease in beverage cost as a percentage of beverage revenue (23.0% in 1997 versus 23.7% in 1996). The food cost decreases were due principally to price decreases in olive oil and pasta. The beverage cost decreases were due principally to modest sales price increases in selected wines.

Payroll and Related Costs

     Payroll and related costs as a percentage of sales decreased to 31.9% in 1997 from 32.3% in 1996. Payroll and related costs increased by $1,894,000 in 1997 to $30,221,000 from $28,327,000 in 1996. The increase in dollars is primarily attributable to the payroll for the two new restaurants referred to above.

Operating Expenses

     Operating expenses increased by $1,723,000 in 1997 to $22,121,000 from $20,398,000 in 1996. The increase in operating expenses is primarily attributable to the two new restaurants referred to above. Operating expenses as a percentage of sales remained constant from year to year at 23.3%.

Depreciation and Amortization

     Depreciation and amortization increased by $317,000 in 1997 to $4,197,000 from $3,880,000 in 1996. The increase in depreciation and amortization is principally attributable to the two new restaurants referred to above. Included in the 1997 and 1996 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

General and Administrative Expenses

     General and administrative expenses decreased by $205,000 in 1997 to $8,669,000 from $8,874,000 in 1996. The decrease is primarily attributable to a decrease in insurance expense which was partially offset by increases in salaries and wages and marketing expenses.

Interest Expense

     Interest expense decreased by $200,000 in 1997 to $548,000 from $748,000 in 1996. This decrease was attributable to the Company's reduced borrowings in 1997 as compared to 1996.

Income Taxes

     Income taxes increased by $742,000 in 1997 to an expense of $1,016,000 from an expense of $274,000 in 1996. The increased expense in 1997 reflects the pre-tax income of $2,747,000 in 1997 as compared to the pre-tax income of $741,000 in 1996. The estimated effective tax rate was 37% for both periods.

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

Payroll and Related Costs

     Payroll and related costs as a percentage of sales increased to 32.3% in 1996 from 32.2% in 1995. The payroll and related costs decreased by $1,775,000 in 1996 to $28,327,000 from $30,102,000 in 1995. This decrease is the result of the Company closing four under performing restaurants in 1995, as well as having one less week of payroll in 1996 as compared to 1995.


Operating Expenses

     Operating expenses decreased by $1,042,000 in 1996 to $20,398,000 from $21,440,000 in 1995. The decrease in operating expenses is attributable to the Company closing four under performing restaurants in 1995. The decrease in operating expenses from closed stores was partially offset by increases in various general operating expenses.

Depreciation and Amortization

     Depreciation and amortization decreased by $1,011,000 in 1996 to $3,880,000 from $4,891,000 in 1995. The decrease is principally attributable to the closing of four under performing restaurants in 1995 and a lower amount of pre-opening cost amortization in 1996 as compared to 1995. Included in the 1996 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At December 28, 1997, the Company's cash position was $1,915,000 and the Company had a net working capital deficit of $7,736,000. At December 29, 1996, the Company's cash position was $1,344,000 and the Company had a net working capital deficit of $8,887,000.

     The Company requires capital primarily for the development and construction of new restaurants and the conversion of existing restaurants. In recent years, the Company's primary sources of capital have been cash flow from its operations, borrowings and landlord contributions to restaurant construction costs. The Company intends to be very selective in its approval of sites for new units and will be limiting the number of restaurant openings in 1998. The Company expects to fund any capital expenditures for 1998 from internally generated cash. The Company believes that cash flow from operations and credit available under the revolving loan agreement will be sufficient to meet future needs.

     On March 24, 1998, the Company reached an agreement with BankBoston, NA to amend its loan agreement. Under the amended loan agreement, the Company can borrow up to $20,000,000 on a three year revolver that thereafter converts to a 4 year term note.

YEAR 2000 DISCLOSURE

     Certain of the Company's internal computer systems are not Year 2000 ready (i.e., such systems use only two digits to represent the year in date data fields and, consequently, may not accurately distinguish between the 20th and 21st centuries or may not function properly at the turn of the century). The Company has been taking actions intended to either correct such systems or replace them with Year 2000 ready systems. The Company expects to implement successfully the systems and programming changes necessary to address Year 2000 issues and does not believe that the cost of such actions will have a material effect on the Company's results of operations or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          PAGE

Report of Independent Accountants                                           20
Consolidated Balance Sheets as of December 29, 1996 and
     December 28, 1997                                                      21
Consolidated Statements of Operations for the Years
     Ended December 31, 1995, December 29, 1996 and
     December 28, 1997                                                      22
Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 31, 1995,
     December 29, 1996 and December 28, 1997                                23
Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1995, December 29, 1996 and December 28, 1997             24
Notes to Consolidated Financial Statements                                  25

COOPERS                                             Coopers & Lybrand L.L.P.
&LYBRAND
                                                    a professional services firm



                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Back Bay Restaurant Group, Inc. Board of Directors and Stockholders:

We have audited the accompanying consolidated balance sheets of the Back Bay Restaurant Group, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three fiscal years in the period ended December 28, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Back Bay Restaurant Group, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the consolidated results of its operations and cash flows for each of the three fiscal years in the period ended December 28, 1997 in conformity with generally accepted accounting principles.



                                                          COOPERS & LYBRAND LLP



Boston, Massachusetts
February 16, 1998, except
as to information presented
in Note 4, for which the date
is March 24, 1998.




Coopers & Lybrand L.L.P. is a member of Coopers & Lybrand International, a limited liability association incorporated in Switzerland.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)

                                                        DECEMBER 29, 1996     DECEMBER 28, 1997
                                                        -----------------     -----------------

   Current assets:
      Cash and cash equivalents                             $ 1,344              $ 1,915
      Accounts receivable                                       252                  219
      Inventories                                               687                  783
      Prepaid expenses and other current assets                 904                  874
      Deferred income taxes                                     169                  259
                                                            -------              -------
        Total current assets                                  3,356                4,050
                                                            -------              -------
   Buildings and improvements                                 4,303                4,303
   Furniture, fixtures and equipment                         16,124               18,119
   Leasehold improvements                                    31,965               32,339
   Lease rights                                               2,826                2,826
                                                            -------              -------
                                                             55,218               57,587
   Less:  accumulated depreciation and amortization          23,436               27,182
                                                            -------              -------
      Net property, plant and equipment                      31,782               30,405
                                                            -------              -------
   Other assets:
      Goodwill, net of accumulated amortization               5,052                4,884
      Trade names and trademarks, net of
        accumulated amortization                              1,286                1,252
      Deferred income taxes                                   1,698                1,698
      Other assets, net of accumulated amortization             737                  783
                                                            -------              -------
        Total other assets                                    8,773                8,617
                                                            -------              -------
          Total assets                                      $43,911              $43,072
                                                            =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                         $ 2,709              $ 3,333
   Accrued expenses                                           7,750                8,058
   Current maturities of long-term debt                       1,500                   --
   Income taxes payable                                         284                  395
                                                            -------              -------
      Total current liabilities                              12,243               11,786
                                                            -------              -------
 Deferred rent                                                  441                  216
 Other long term liability                                       --                   58
 Long term debt                                               6,025                4,000
 Commitments and contingencies
   Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,434 shares issued and
      outstanding in 1996 and 3,431 in 1997                      36                   36
   Additional paid-in capital                                23,039               23,118
   Retained earnings                                          3,926                5,657
                                                            -------              -------
                                                             27,001               28,811
   Less treasury stock, 208 shares at cost
      in 1996 and 1997                                        1,799                1,799
                                                            -------              -------
        Total stockholders' equity                           25,202               27,012
                                                            -------              -------
          Total liabilities and stockholders' equity        $43,911              $43,072
                                                            =======              =======



The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                FIFTY-THREE            FIFTY-TWO           FIFTY-TWO
                                                WEEKS ENDED           WEEKS ENDED          WEEKS ENDED
                                             DECEMBER 31, 1995     DECEMBER 29, 1996    DECEMBER 28, 1997
                                             -----------------     -----------------    -----------------
Sales                                              $93,496               $87,753             $94,904
Costs and expenses:
  Cost of sales                                     25,980                24,785              26,401
  Payroll and related costs                         30,102                28,327              30,221
  Operating expenses                                21,440                20,398              22,121
  Depreciation and amortization                      4,891                 3,880               4,197
                                                   -------               -------             -------
     Total restaurant operating expenses            82,413                77,390              82,940
                                                   -------               -------             -------
Income from restaurant operations                   11,083                10,363              11,964
General and administrative expenses                 15,129                 8,874               8,669
                                                   -------               -------             -------
     Operating income/(loss)                        (4,046)                1,489               3,295
Interest expense                                       795                   748                 548
                                                   -------               -------             -------
Income/(loss) before income taxes                   (4,841)                  741               2,747
Income taxes                                        (2,031)                  274               1,016
                                                   -------               -------             -------
Net income/(loss)                                  $(2,810)              $   467             $ 1,731
                                                   =======               -------             =======

Net income/(loss) per share Basic/Diluted          $ (0.82)              $  0.14             $  0.50
                                                   =======               =======             =======

Average common shares and equivalents
        Basic                                        3,430                 3,434               3,432
        Diluted                                      3,431                 3,436               3,474


















The accompanying notes are an integral part of these consolidated financial statements.

               BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)


                                                     ADDITIONAL                                         TOTAL
                                        COMMON        PAID-IN        RETAINED         TREASURY       STOCKHOLDERS'
                                        STOCK         CAPITAL        EARNINGS          STOCK            EQUITY
                                       -------       ----------      --------         --------       -------------

Balance, December 25, 1994             $    36        $23,031         $ 6,269         $ (1,799)        $27,537
  Net loss                                  --             --          (2,810)              --          (2,810)
                                       -------        -------         -------         --------         -------

Balance, December 31, 1995                  36         23,031           3,459           (1,799)         24,727
  Net income                                --             --             467               --             467
  Restricted stock compensation             --              8              --               --               8
                                       -------        -------         -------         --------         -------

Balance, December 29, 1996                  36         23,039           3,926           (1,799)         25,202
  Net income                                --             --           1,731               --           1,731
  Exercise of stock option                  --              7              --               --               7
  Restricted stock compensation             --             (8)             --               --              (8)
  Deferred stock compensation               --             80              --               --              80
                                       -------        -------         -------         --------         -------

Balance, December 28, 1997             $    36        $23,118         $ 5,657         $ (1,799)        $27,012
                                       =======        =======         =======         ========         =======











The accompanying notes are an integral part of these consolidated financial statements.

                         BACK BAY RESTAURANT GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                    YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                                    DECEMBER 31,   DECEMBER 29,    DECEMBER 28,
                                                                       1995           1996             1997
                                                                    -----------    -----------     -----------
Cash flows from operating activities:
  Net income                                                         $(2,810)        $   467         $ 1,731
  Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                       4,916           3,966           4,293
   Loss on disposal of fixed assets                                    2,919              --              --
   Loss on equity investment                                              44             473              --
   Changes in operating assets and liabilities:
 (Increase)/decrease in accounts receivable                             (135)            103              33
 (Increase)/decrease in inventories                                       21               2             (96)
 (Increase)/decrease in prepaid expenses and other
     current assets                                                      259            (371)           (265)
  Decrease in prepaid income taxes                                       204              13              --
  (Increase)/decrease in other assets                                     52              22             (87)
  (Increase)/decrease in accounts payable and accrued expense          1,664            (404)          1,059
  Increase in income taxes payable                                        --             284             111

  Decrease in deferred rent                                              (44)            (44)           (225)
  Increase in other long term liability                                   --              --              58
  (Increase)/decrease in deferred taxes                               (2,125)            282             (90)
                                                                     -------         -------         -------
        Net cash provided by operating activities                      4,965           4,793           6,522
                                                                     -------         -------         -------

Cash flows from investing activities:
    Investment in partnership                                           (360)           (157)             --
    Capital expenditures                                              (3,304)         (3,843)         (3,887)
    Acquisition of other assets                                           --            (275)             --
    Proceeds from sale of fixed assets                                     5              --           1,382
                                                                     -------         -------         -------
        Net cash used for investing activities                        (3,659)         (4,275)         (2,505)
                                                                     -------         -------         -------

Cash flows from financing activities:
  Proceeds from debt                                                   1,925             300              --
  Principal payments of debt                                             (42)         (2,800)         (3,525)
  Cancellation of stock option                                            --              --              (8)
  Cancellation of deferred stock compensation                             --              --              80
  Exercise of stock option                                                --              --               7
                                                                     -------         -------         -------
     Net cash provided by (used for) financing activities              1,883          (2,500)         (3,446)
                                                                     -------         -------         -------
Net increase (decrease) in cash and cash equivalents                   3,189          (1,982)            571
Cash and cash equivalents at beginning of period                         137           3,326           1,344
                                                                     -------         -------         -------
Cash and cash equivalents at end of period                           $ 3,326         $ 1,344         $ 1,915
                                                                     =======         =======         =======

Supplemental disclosures of cash flow information:
  Interest paid                                                      $   766         $   823         $   584
                                                                     =======         =======         =======
  Income taxes paid                                                  $   761         $   315         $ 1,032
                                                                     =======         =======         =======



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

NATURE OF OPERATIONS
     The Company owns and operates full service restaurants located in New England, New York, New Jersey and Washington, D.C. As of March 1, 1998, the Company operated 34 restaurants, 14 of which feature Northern Italian cuisine and are operated under the Papa.Razzi trade name and 20 of which offer casual American dining.

FISCAL YEAR
     The Company's fiscal year ends on the Sunday closest to the end of December and includes 53 weeks in 1995, 52 weeks in 1996 and 52 weeks in 1997.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of Back Bay Restaurant Group, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated. Investments in non-consolidated companies which are at least 20% owned are carried on the equity method.

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

                         BACK BAY RESTAURANT GROUP, INC.

PRE-OPENING COSTS
       Pre-opening costs represent staff training costs, rent and other costs incurred exclusively prior to and specifically for a restaurant opening. These costs are deferred and amortized over a 12-month period following the month of the opening.

PROPERTY, PLANT AND EQUIPMENT
       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over the following estimated useful lives:

               Asset Classification                   Estimated Useful Life
           Buildings and improvements..............          30 Years
           Furniture, fixtures and equipment.......        5-10 Years

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

       Interest is capitalized in connection with the construction of new locations. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $23,000 in 1995, $23,000 in 1996 and $0 in 1997.

INTANGIBLE ASSETS
       Intangible assets, including goodwill, trade names and trademarks are stated at cost and are amortized over 40 years on a straight-line basis. Accumulated amortization was approximately $2,079,000 and $2,291,000 as of December 29, 1996 and December 28, 1997, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997, including interim periods. SFAS 130 requires the presentation of comprehensive income and its components. Comprehensive income presents a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners. SFAS 130 requires restatement of all prior-period statements presented after the effective date. The Company will adopt SFAS 130 in its fiscal year ended December 31, 1998 and has not yet determined the impact of such adoption.

       In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in its fiscal year ended December 31, 1998 and has not yet determined the impact of such adoption.

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

NET INCOME PER COMMON SHARE
       In 1997 the Company adopted FAS 128 where basic net income (loss) per common share is calculated by dividing the net income (loss) for the period by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is calculated by considering the impact of common stock equivalents (outstanding stock options) as if they were converted into common stock at the beginning of the period. Diluted earnings per share amounts are not applicable for loss periods.

PREFERRED GUEST PROGRAM
       The Company provides a liability for gift certificates issued to participants in its preferred guest program. The liability associated with these certificates is recorded as they vest.


2.     PREPAID EXPENSES AND OTHER CURRENT ASSETS  (in thousands)

       Prepaid expenses and other current assets consisted of the following:

                                  December 29, 1996        December 28, 1997
                                  -----------------        -----------------

        Preopening costs                 $147                     $73
        Prepaid insurance                  57                      25
        Prepaid rent                      552                     548
        Other                             148                     228
                                         ----                    ----
               Total                     $904                    $874
                                         ====                    ====

                         BACK BAY RESTAURANT GROUP, INC.

3.     ACCRUED EXPENSES  (in thousands)

       Accrued expenses consisted of the following:

                                          December 29, 1996       December 28, 1997
                                          -----------------       -----------------

        Payroll and payroll taxes                $1,701                  $1,889
        Rent expense                              1,917                   2,275
        Reserve for store closings                1,245                     771
        Insurance                                 1,379                   1,204
        Other                                     1,508                   1,919
                                                 ------                  ------
        Total accrued expenses                   $7,750                  $8,058
                                                 ======                  ======


4.     LONG-TERM DEBT  (in thousands)

Long-term debt consists of the following:

                                                            December 29, 1996   December 28, 1997
                                                            -----------------   -----------------
Revolving Credit and Term Loan Agreement base
       rate or, at the option of the Company, LIBOR
       plus 1.0% (9.0 % at December 28, 1997)                      7,525              4,000



Less: current maturities                                           1,500                 --
                                                                  ------             ------
       Total long-term debt                                       $6,025             $4,000
                                                                  ======             ======

                         BACK BAY RESTAURANT GROUP, INC.

       The Company has a revolving credit and term loan agreement (the "Loan Agreement") with BankBoston (the "Bank"). At December 28, 1997, the Company had an outstanding balance of $4,000,000 under the Loan Agreement. On March 24, 1998, the Company reached an agreement with the Bank to amend its Loan Agreement. Under the amended Loan Agreement, the Company can borrow up to $20,000,000 on a three year revolver that converts to a 4 year term note. The pricing of the loan is on a sliding scale based on a ratio of senior debt to EBITDA. The Company's obligation under the Loan Agreement is collateralized by certain property, plant and equipment and intangible assets. The Loan
Agreement contains restrictions relating to future indebtedness, contingent liabilities, encumbrances, the merger, acquisition or sale of assets, additional stock issuance, equity distributions, cash dividends, and redemptions, capital expenditures, investments, ERISA and transactions with affiliates. The Loan Agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is the total debt service coverage. Under this arrangement the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending March 29, 1998, to maintain a ratio of consolidated cash available to pay fixed charges to consolidated fixed charges of not less than 1.50 to 1.

                         BACK BAY RESTAURANT GROUP, INC.

5.     COMMITMENTS AND CONTINGENCIES

LEASES
       The Company leases facilities under operating leases expiring at various dates through October 2023, which includes available option renewal periods. Most of the leases require payment of certain additional expenses such as maintenance, repairs, insurance and real estate taxes, and additional contingent rentals based on a percentage of sales specific to each leased facility. Rent is charged to operations on a straight-line basis for certain leases with escalation clauses. Rent expense for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 was approximately $6,139,000, $5,518,000 and
$6,083,000 respectively (including approximately $727,000, $734,000 and $855,000 in 1995, 1996 and 1997 respectively, attributable to percentage rent in excess of base amounts).

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

Future minimum payments relating to all operating leases as of December 28, 1997 are as follows:

               Years                                  Amount
               -----                                  ------
               1998                                $ 5,084,000
               1999                                  5,136,000
               2000                                  4,916,000
               2001                                  4,759,000
               2002                                  4,631,000
            Thereafter                              26,957,000
                                                   -----------
                                                   $51,483,000
                                                   ===========

                         BACK BAY RESTAURANT GROUP, INC.

LITIGATION
       The Company is involved in routine litigation from time to time. The litigation in which the Company is currently involved, in the opinion of Company management, is not material to the Company's consolidated financial condition or results of operations.


6.     INCOME TAXES

The following is a comparative analysis of the provisions for income taxes:

                                             December 31, 1995    December 29, 1996   December 28, 1997
                                             -----------------    -----------------   -----------------

Income/(loss) before income taxes              $(4,841,000)            $741,000           $2,747,000
                                               ===========             ========           ==========
Provision/(benefit) for income taxes
   Federal                                      (1,967,000)             183,000              701,000
   State                                           (64,000)              91,000              315,000
                                               -----------             --------           ----------
      Income tax provision/(benefit)           $(2,031,000)            $274,000           $1,016,000
                                               ===========             ========           ==========

Components of the provision/benefit
Current
   Federal                                     $   123,000             $177,000             $686,000
    State                                          217,000              124,000              421,000
                                               -----------             --------           ----------
                                                    94,000              301,000            1,107,000
Deferred
   Federal                                      (1,844,000)               6,000               15,000
    State                                         (281,000)             (33,000)            (106,000)
                                               -----------             --------           ----------
                                                (2,125,000)             (27,000)             (91,000)
                                               -----------             --------           ----------
                             Total             $(2,031,000)            $274,000           $1,016,000
                                               ===========             ========           ==========


                         BACK BAY RESTAURANT GROUP, INC.

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                              DECEMBER 31, 1995     DECEMBER 29, 1996     DECEMBER 28, 1997
                                              -----------------     -----------------     -----------------
ASSETS

Pre-opening costs                                $  276,000            $  129,000            $  134,000
Deferred rentals                                    195,000               177,000                87,000
Reserves and accruals                             1,602,000             1,234,000             1,060,000
Step-rents                                          427,000               520,000               820,000
Credit carryforwards                                472,000               358,000                    --
State net operating loss carryforwards              313,000               435,000               566,000
Other                                                11,000                32,000                    --
Fixed assets
                                                         --                    --               403,000
                                                 ----------            ----------            ----------

GROSS DEFERRED TAX ASSETS                        $3,296,000            $2,885,000            $3,070,000
                                                 ----------            ----------            ----------

LIABILITIES
Fixed assets                                     $  551,000            $   13,000                    --
Intangibles                                         593,000               570,000               547,000
                                                 ----------            ----------            ----------

GROSS DEFERRED TAX LIABILITIES                   $1,144,000            $  583,000            $  547,000
                                                 ----------            ----------            ----------

NET (LIABILITY)/ASSET BEFORE VALUATION           $2,152,000            $2,302,000            $2,523,000
    ALLOWANCE
Valuation allowance                                (313,000)             (435,000)             (566,000)
                                                 ----------            ----------            ----------
Adjusted net (liability)/asset                   $1,839,000            $1,867,000            $1,957,000
                                                 ==========            ==========            ==========




The state net operating losses expire between 1999 and 2012.

The valuation allowance is provided against state net operating loss carry-forwards, the realization of which are uncertain due to state separate entity limitations and short carry-forward periods.

                         BACK BAY RESTAURANT GROUP, INC.

     A reconciliation of the statutory federal income tax rate and effective tax rate as a percentage of pretax income is as follows:

                                                   DEC. 31, 1995   DEC. 29, 1996    DEC. 28, 1997
                                                   -------------   -------------    -------------

Statutory federal rate                                (34.0%)           34.0%            34.0%
State income taxes, net of federal benefit             (0.9)             8.1              7.6
Non-deductible goodwill amortization                    1.2              7.7              2.1
Wage based tax credits                                 (8.2)           (12.8)            (7.3)
Other                                                    --               --              0.6
                                                      -----            -----             ----
                                                      (41.9%)           37.0%            37.0%
                                                      =====            =====             ====



7.     STOCK-BASED COMPENSATION PLAN

       The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plan. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of cost on plans similar to that of the Company. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 was required in 1996. The Company adopted the disclosure provision of SFAS 123 and has applied Opinion No. 25 and related Interpretations in accounting for its plans.

       On December 26, 1991, the Company adopted a stock option plan (the "Plan") pursuant to which certain directors, officers and key employees of the Company may be granted options to acquire shares of the Company's common stock. The Plan includes provisions for both incentive and non-qualified stock options. Each grant that is issued has a term life of not greater than 10 years. At the 1993 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan upon the exercise of stock options to 730,000 shares. Annual grants are determined by a disinterested committee (the "Committee") of the Company's Board of Directors. Incentive Stock Options may be granted at an exercise price of not less than the fair market value of the common stock at the date of grant. Non-Qualified Stock Options may be granted at an exercise price of not less than 85% of the fair market value of the common stock at the date of the grant. Options granted to officers and key employees vest on a schedule determined by the Committee and options granted to directors become exercisable on December 31 of the year in which they are granted. At December 28, 1997 the Company has granted options for 576,832 shares of common stock at prices of $2.88 to $18.00 per share. At December 28, 1997, there were 35,700 options outstanding that are vested. At December 28, 1997, 151,091 shares were available for future option grants.

                       BACK BAY RESTAURANT GROUP, INC.

       A summary of the Company's stock option activity as of December 28, 1997, December 29, 1996 and December 31, 1995 is presented below:

                                                         1995                     1996                       1997
                                                -------------------        --------------------       --------------------
                                                           Weighted                    Weighted                   Weighted
                                                           Average                     Average                    Average
                                                           Exercise                    Exercise                   Exercise
                                                Shares       Price         Shares        Price        Shares        Price
                                                ------     --------        ------      --------       ------      --------

Outstanding at beginning of year               471,521      $14.27         447,056       $8.67        459,615       $7.87
Granted at fair market value                   208,188        7.07         106,764        4.13        530,337        4.17
Granted below fair market value                129,300        7.18              --          --             --          --
Exercised                                           --          --              --          --         (1,811)       4.25

Canceled                                      (361,953)      14.52         (94,205)       7.27       (411,309)       8.15
                                              --------                     -------                   --------

Outstanding at end of year                     447,056        8.67         459,615        7.87        576,832        4.28
                                              ========                     =======                    =======

Options exercisable at year-end                427,106        8.84         355,201        8.97         35,700        6.21
                                              ========                     =======                    =======

Options available for future grant             282,678                     270,119                    151,091
                                              ========                     =======                    =======

Weighted average fair value of options
  granted during the year                                   $ 4.11                       $2.32                      $2.07
                                                            ======                       =====                      =====


                         BACK BAY RESTAURANT GROUP, INC.

       The fair value of each option granted during 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0, (2) expected volatility of 60%, (3) risk-free interest rate ranging from 5.77% to 6.85% and (4) expected life of 5.0 years.

       The following table summarizes information about stock options outstanding at December 28, 1997:

                                         Options Outstanding                        Options Exercisable
                              ---------------------------------------------     ---------------------------
                                 Number         Wgtd. Ave.       Wgtd. Ave.        Number        Wgtd. Ave.
                              Outstanding       Remaining         Exercise       Exercisable       Exercise
Range of Exercise Prices      at 12/28/97      Contr. Life         Price        at 12/28/97          Price
------------------------      -----------      -----------       ----------     ------------     ----------

  $ 2.5000 - $ 6.0000           554,569            9.3           $4.1018            21,437         $3.9802
  $ 6.0100 - $10.0000            18,863            8.3           $7.6300            10,863         $7.7873
  $10.0100 - $14.0000               400            5.3          $12.5000               400        $12.5000
  $14.0100 - $18.0000             3,000            5.6          $15.6166             3,000        $15.6166
                                -------            ---           -------            ------         -------
                                576,832            9.2           $4.2829            35,700         $6.2120
                                =======            ===           =======            ======         =======

     Had compensation cost for the Company's 1997 grants under the Plan been determined consistent with SFAS 123, the Company's compensation expense would have increased by $242,000, $63,000 and $1,246,000, respectively for 1997, 1996 and 1995. The Company's net income, net income applicable to common share owners, and net income per common share for 1997 would approximate the pro forma amounts below (in thousands except per share data):

                                                 AS REPORTED                       PRO FORMA
                                           1997     1996      1995           1997     1996     1995
                                          ------    -----    -------        ------    -----   -------

Net income/(loss)                         $1,731    $ 467    $(2,810)       $1,578    $ 427   $(3,534)
Net income/(loss) applicable to common
  share owners                            $1,731    $ 467    $(2,810)       $1,578    $ 427   $(3,534)
Net income/(loss) per share               $ 0.50    $0.14    $ (0.82)       $ 0.45    $0.12   $ (1.03)



The effects of applying SFAS in this pro forma are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

                         BACK BAY RESTAURANT GROUP, INC.

8.      FASB 128 EARNINGS PER SHARE

                                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                     DECEMBER 28, 1997              DECEMBER 29, 1996                DECEMBER 31, 1995
                                  ------------------------       ------------------------        -------------------------
                                                      Per                            Per                             Per
                                  Income   Shares    Share       Income   Shares    Share        Income    Shares   Shares
                                  ------   ------    -----       ------   ------    -----        ------    ------   ------

Basic EPS
     Income available to
      common stockholders         $1,731    3,432    $0.50        $467     3,434    $0.14        $(2,810)   3,430   $(0.82)
Effect of Diluted Securities
     Stock options                    --       42       --          --         2       --             --        1       --
Diluted EPS                       $1,731    3,474    $0.50        $467     3,436    $0.14        $(2,810)   3,431   $(0.82)


9.     STORE CLOSINGS AND RELATED MATTERS

       During 1995 the Company recorded $5,138,000 in charges relating to management's plan to reduce the Company's cost structure by taking a number of steps, including closing three under-performing restaurants. These charges related principally to severance payments to terminated employees, the write off of certain professional and other fees and expenses incurred in the development of locations anticipated to be built, but subsequently not built, outstanding lease obligations and anticipated losses relating to the disposal of fixed assets for locations closed in 1995 or anticipated to close in 1996.

       At December 29, 1996 the Company had settled its lease obligations for two of the three stores that closed in 1995 at terms more favorable than originally estimated and had closed an additional location. The closed location, which was a joint venture accounted for under the equity method of accounting, was closed during the third quarter of 1996 and the related charges were offset against the accrual. During 1997 the Company closed another location and sold one undeveloped restaurant site. The net asset value of both these locations were offset against the accrual. Included in the charges for 1997 were cash payments of approximately $312,000 to settle lease obligations. The Company has added to the plan a provision for the conversion of a location to a different concept. As of December 28, 1997 the remaining accrual is $771,000, which management believes is adequate to complete the plan by the end of fiscal 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information with respect to the Company's Directors and Executive Officers contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting under the captions "Directors" and "Executive Officers" is incorporated herein by reference.


ITEM  11. EXECUTIVE COMPENSATION

       Information with respect to the compensation of the Company's executive officers contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information with respect to the ownership of the Company's securities by certain beneficial owners and management contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting under the caption "Beneficial Ownership of Shares" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information with respect to certain relationships and related transactions contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting under the caption "Transactions with Management and Affiliates" is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements and related schedules filed as part of this report are listed in the index to Financial Statements and Schedules.

2.     The following exhibits are filed as part of this report.

                                  Exhibit Index
                                  -------------

  Exhibit No.
  -----------
      3.1*          Certificate of Incorporation of the Company, as amended

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

     10.4* Lease dated December 1, 1991 between Boraschi Cafe, Inc. and Charles F. Sarkis

     10.5* Employment Agreement dated as of January 16, 1992 between the Company and Charles F. Sarkis

     10.6* Form of Change of Control Severance Agreements between the Company and certain executives.

     10.7* Letter Agreement dated January 16, 1992 between the Company and The Westwood Group, Inc.

     10.8** Revolving Credit and Term Loan Agreement dated August 10, 1993 between Back Bay Restaurant Group, Inc. and its subsidiaries and The First National Bank of Boston (the "Loan Agreement"), as amended

     10.9*          Fifth Amendment to the Loan Agreement dated March 5, 1996

     21             List of Subsidiaries of the Company

     23 Consent of Coopers & Lybrand to the incorporation of its report Company's Registration Statements on Form S-8 and S-3

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BACK BAY RESTAURANT GROUP, INC.

                                           By: /s/ Charles F. Sarkis
                                               -------------------------------
                                               Charles F. Sarkis
                                               Chairman, President and
                                               Chief Executive Officer

March 15, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                           DATE

/s/ Charles F. Sarkis          Chairman of the Board of           March 15, 1998
--------------------------     Directors, President and
Charles F. Sarkis              Chief Executive Officer


/s/ Francis P. Bissaillon      Director, Executive Vice           March 15, 1998
--------------------------     President, Chief Financial
Francis P. Bissaillon          Officer and Secretary


/s/ Robert J. Ciampa           Vice President, Chief              March 15, 1998
--------------------------     Accounting Officer and
Robert J. Ciampa               Treasurer


/s/ Joseph M. Cassin           Director                           March 15, 1998
--------------------------
Joseph M. Cassin

/s/ Irwin Chafetz              Director                           March 15, 1998
--------------------------
Irwin Chafetz

/s/ Richard P. Dalton          Director                           March 15, 1998
--------------------------
Richard P. Dalton

/s/ Richard K. Howe            Director                           March 15, 1998
--------------------------
Richard K. Howe

/s/ Robert S. Parker           Director                           March 15, 1998
--------------------------
Robert S. Parker