Form 10-K405/A
period 1997-12-28
BACK BAY RESTAURANT GROUP INC
filed 1998-04-27
CIK 883299

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 28, 1997
                         Commission file number 0-19810
                        BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                 284 NEWBURY STREET                04-2812651
(State or other jurisdiction  BOSTON, MASSACHUSETTS 02115         (I.R.S. Employer
              of                                                Identification No.)
      incorporation or           (Address of principal
        organization)         executive offices, including
                                       Zip Code)

                                 (617) 536-2800
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No__


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No__


     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock as quoted on the National Association of Securities Dealers Automatic Quotation System on March 2, 1998 was $10,481,288.

     On March 2, 1998, there were 3,435,176 shares of the registrant's Common Stock outstanding.
================================================================================

                        BACK BAY RESTAURANT GROUP, INC.
                                  FORM 10-K/A
                               TABLE OF CONTENTS
                                    PART III


Item 10.    Directors and Executive Officers of the Registrant..........    3
Item 11.    Executive Compensation......................................    5
            Security Ownership of Certain Beneficial Owners and
Item 12.    Management..................................................   10
Item 13.    Certain Relationships and Related Transactions..............   11

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding each Director of the Company.

                                                BUSINESS EXPERIENCE AND                         DIRECTOR
               NAME                              CURRENT DIRECTORSHIPS                AGE        SINCE
               ----                             -----------------------               ---       --------
(Class I -- Term to Expire 2001)
Joseph M. Cassin..................  Partner in the New York law firm Cassin, Cassin   57          1992
                                    & Joseph.

Richard P. Dalton.................  President and Chief Executive Officer of WGI      49          1992
                                    since October 1992, Executive Vice President of
                                    WGI from 1988 to 1992 and Chief Operating
                                    Officer of WGI since 1989. From 1988 until 1989
                                    he served as Chief Financial Officer of WGI,
                                    from 1984 until 1988 he served as Vice President
                                    of WGI and from 1974 to 1989 he served as
                                    Treasurer of WGI. Mr. Dalton is also a Director
                                    of WGI.

Irwin Chafetz.....................  President and principal of Interface Group-       61          1995
                                    Massachusetts, Inc., the operator of GWV
                                    International, New England's largest charter
                                    tour operator. Until April 1995, he was Vice
                                    President and a principal of Interface
                                    Group-Nevada, Inc., which operated COMDEX, the
                                    largest American trade show. Mr. Chafetz is also
                                    a Director of Syratech Corporation.

(Class II -- Term to Expire 1999)

Richard K. Howe...................  President and Co-owner of Penobscot Bay           53          1992
                                    Provisions Co. Consultant to John Hancock
                                    Freedom Securities Corporation and its
                                    subsidiary, Tucker Anthony, Inc. from July 1992
                                    to March 1996. Prior to July 1992, Mr. Howe was
                                    an Executive Vice President and Director of
                                    Tucker Anthony, Inc. and an officer and/or
                                    Director of its parent corporation and
                                    affiliates. Mr. Howe is also a Director of Chic
                                    by H.I.S., Inc.

Francis P. Bissaillon.............  Chief Financial Officer of the Company since      49          1994
                                    March 1993. Executive Vice President since
                                    October 1995, Secretary since June 1997 and Vice
                                    President from March 1993 to October 1995. Prior
                                    to working for the Company, Mr. Bissaillon
                                    served as Chief Operating Officer of La Quinta
                                    Motor Inns, Inc. ("La Quinta"). Prior to July
                                    1991, Mr. Bissaillon served as Senior Vice
                                    President-Administration and Treasurer of La
                                    Quinta.

(Class III -- Term to Expire 2000)

Charles F. Sarkis.................  President, Chief Executive Officer and Chairman   58          1983
                                    of the Board of Directors of the Company since
                                    1983 and Chairman of the Board of The Westwood
                                    Group, Inc. ("WGI") since 1978. Prior to October
                                    1992, served as President and Chief Executive
                                    Officer of WGI.

                                                BUSINESS EXPERIENCE AND                         DIRECTOR
               NAME                              CURRENT DIRECTORSHIPS                AGE        SINCE
               ----                             -----------------------               ---       --------
Robert S. Parker..................  Dean Emeritus and Robert S. Parker Professor of   59          1992
                                    Strategy and Finance of the School of Business
                                    Administration at Georgetown University since
                                    1986. Prior to that time, he was a partner at
                                    McKinsey & Company, Inc., an international
                                    management consulting firm. Mr. Parker is also a
                                    Director of Middlesex Mutual Assurance Co., Inc.
                                    and Excel Limited, which are insurance
                                    companies.

     During 1997, the Board of Directors held three meetings. Each Director who is not an officer or employee of the Company is entitled to receive $1,500 for each meeting of the Board of Directors he attends and $1,500 for each committee meeting he attends that takes place on a date other than the date of a Board of Directors meeting. In addition, each Director receives a retainer fee of $10,000. All of the Directors attended at least 75% of the aggregate of the Board and relevant committee meetings during 1997.

     The Audit Committee, composed of Richard K. Howe and Robert S. Parker, held three meetings during 1997. The Audit Committee recommends to the Board of Directors the independent public accountants to be engaged by the Company; reviews with the independent public accountants and management the Company's internal accounting procedures and controls; and reviews with the independent public accountants the scope and results of the auditing engagement.

     The Compensation Committee, composed of Joseph M. Cassin, Irwin Chafetz, Richard P. Dalton and Robert S. Parker, held two meetings during 1997. The Compensation Committee administers the Company's compensation plans and makes decisions regarding the compensation of senior management and other matters relating to compensation.

     The Company does not have a nominating committee.

EXECUTIVE OFFICERS

     Certain information regarding the identity and background of the Company's executive officers is set forth below. All of the Company's executive officers have been elected for terms continuing until their successors are duly elected and qualified.

     Charles F. Sarkis, age 58, is Chairman of the Board, President and Chief Executive Officer of the Company and has served in such capacities for the Company and its predecessors since 1964.

     Francis P. Bissaillon, age 49, has served as Chief Financial Officer of the Company since March 1993. Mr. Bissaillon has served as an Executive Vice President of the Company since October 1995, as Secretary since June, 1997 and served as Vice President from March 1993 to October 1995.

     Mark L. Hartzfeld, age 51, has served as an Executive Vice President and Chief Operating Officer of the Company since October 1995. He served as Senior Vice President of Real Estate and Development of the Company from 1992 to October 1995, and prior to that served as Vice President of Development since 1986.

     Robert J. Ciampa, age 42, has served as Vice President, Chief Accounting Officer and Treasurer of the Company since October 1992. Mr. Ciampa has served as Chief Accounting Officer of the Company and its predecessors since 1978.

     Ann Marie Lagrotteria, age 33, has served as Vice President, Operations and Training since August 1997 and served as Director of Training from September 1995 to August 1997. Ms. Lagrotteria has been involved in restaurant operations with the Company for ten years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on the review of Forms 3, 4 and 5 and all amendments thereto furnished to the Company with respect to its most recent fiscal year, it appears that each Director, officer and 10% beneficial owner of Common Stock of the Company complied with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for the fiscal years ended 1997, 1996 and 1995 for the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual compensation exceeds $100,000. This information includes the dollar value of base salaries and bonus awards and the number of stock options granted.

                           SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION         LONG-TERM
             NAME AND                       -----------------------      COMPENSATION         ALL OTHER
        PRINCIPAL POSITION           YEAR   SALARY($)   BONUS($)(1)   AWARDS-OPTIONS(2)    COMPENSATION($)
        ------------------           ----   ---------   -----------   -----------------    ---------------
Charles F. Sarkis,.................  1997    340,435       --               92,500(3)          72,671(4)
  President and                      1996    338,979       --              --                  35,650
  Chief Executive Officer            1995    338,395       --              --                  28,600
Francis P. Bissaillon,.............  1997    190,029       --               55,000(3)          16,200(4)
  Executive Vice President, Chief    1996    187,664       --              --                  --
  Financial Officer and Secretary    1995    173,405       --               10,000             --
Mark L. Hartzfeld,.................  1997    205,013       --               60,000(3)          13,212(4)
  Executive Vice President           1996    199,534       --              --                   6,100
  and Chief Operating Officer        1995    146,617      16,000            15,000              1,350
Robert J. Ciampa,..................  1997    104,633       --               23,250(3)           6,840(4)
  Vice President, Chief Accounting   1996    101,233       --              --                  --
  Officer, Treasurer and Assisant    1995     97,751       --              --                  --
  Secretary


---------------

(1) Cash bonuses and option grants are included in compensation for the year for which they were earned, even if actually paid or granted in the subsequent year.

(2) Represents the number of shares of the Company's Common Stock subject to options.

(3) Includes stock options granted in connection with an exchange of newly issued stock options for stock options previously held by the executive officer. (See "Executive Compensation - Stock Option Repricing.")

(4) Includes bonus earned in 1993 which was deferred and subsequently paid out in cash in 1997.

OPTION GRANTS IN FISCAL YEAR 1997 AND YEAR-END OPTION VALUES

     The following table provides certain information regarding options to purchase shares of the Company's Common Stock granted to the named executive officers in fiscal year 1997.

                      OPTIONS GRANTED IN FISCAL YEAR 1997

                                                                                                 POTENTIAL REALIZABLE
                                            PERCENT                                                VALUE AT ASSUMED
                                            OF TOTAL                                                ANNUAL RATES OF
                              NUMBER OF     OPTIONS                    MARKET                         STOCK PRICE
                              SECURITIES   GRANTED TO                 PRICE ON                     APPRECIATION FOR
                              UNDERLYING    EMPLOYEE    EXERCISE OR    DATE OF                        OPTION TERM
                               OPTIONS     IN FISCAL    BASE PRICE      GRANT     EXPIRATION   -------------------------
                              GRANTED #    YEAR 1997     ($/SHARE)    ($/SHARE)      DATE      0%($)    5%($)    10%($)
                              ----------   ----------   -----------   ---------   ----------   -----   -------   -------
Charles F. Sarkis...........    92,500        17.4         4.125        4.125      06/03/07      0     239,945   608,095
Francis P. Bissaillon.......    55,000        10.4         4.125        4.125      06/03/07      0     142,670   361,570
Mark L. Hartzfeld...........    60,000        11.3         4.125        4.125      06/03/07      0     155,640   394,440
Robert J. Ciampa............    23,250         4.4         4.125        4.125      06/03/07      0      60,311   152,846

     The table below summarizes for each of the named executive officers the total number of unexercised options, if any, held at December 28, 1997 and the aggregate dollar value of in-the-money unexercised options held at December 28, 1997. The value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price and the fair market value of the underlying stock on December 28, 1997, which was $5.625 per share, the closing price of the Company's stock on the Nasdaq national market system. These values have not been, and may never be, realized. The underlying options have not been, and may not be, exercised; and actual gains, if any, on exercise will depend on the value of the Company's Common Stock on the date of exercise. None of the named individuals in the following table exercised options in the fiscal year ended December 28, 1997.

                         FISCAL YEAR-END OPTION VALUES


                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                 OPTIONS AT FISCAL                 IN-THE-MONEY OPTIONS
                                                    YEAR-END(#)                  AT FISCAL YEAR-END($)(1)
                                            ----------------------------       ----------------------------
                   NAME                     EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
                   ----                     -----------    -------------       -----------    -------------
Charles F. Sarkis.........................     --             92,500                  0          138,750
Francis P. Bissaillon.....................     3,333          61,667              6,041           94,584
Mark L. Hartzfeld.........................     5,000          70,000              9,063          108,125
Robert J. Ciampa..........................     --             23,250                  0           34,875


---------------

(1) In-the-Money Options are those where the fair market value of the underlying securities exceeds the exercise price of the option.

OPTION EXCHANGE OFFER

     In June 1997, officers and employees were given the opportunity to exchange their existing stock options for stock options with an exercise price closer to the then current market value of the Company's Common Stock. This exchange offer is the second option repricing the Company has undertaken in the past ten years. The following table provides information on the options exchanged by the named executive officers in connection with each exchange offer.


                           TEN-YEAR OPTION REPRICINGS


                                                                                                   LENGTH OF
                                                NUMBER OF     MARKET     EXERCISE               ORIGINAL OPTION
                                                 SHARES      PRICE AT    PRICE AT                    TERM
                                               UNDERLYING     TIME OF     TIME OF      NEW         REMAINING
                                                 OPTIONS     REPRICING   REPRICING   EXERCISE     AT DATE OF
               NAME                   DATE     REPRICED(#)      ($)         ($)      PRICE($)      REPRICING
               ----                   ----     -----------   ---------   ---------   --------   ---------------
Charles F. Sarkis.................  06/03/97     52,500        4.125        (1)       4.125           (1)
Francis P. Bissaillon.............  06/03/97     45,000        4.125        (2)       4.125           (2)
Mark L. Hartzfeld.................  06/03/97     30,000        4.125        (3)       4.125           (3)
Robert J. Ciampa..................  06/03/97     23,250        4.125        (4)       4.125           (4)
Charles F. Sarkis.................  03/24/95     52,500        7.375        (5)       7.080           (5)
Francis P. Bissaillon.............  03/24/95     26,250        7.375        (6)       7.130           (6)
Mark L. Hartzfeld.................  03/24/95     18,000        7.375        (7)       7.360           (7)
Robert J. Ciampa..................  03/24/95     23,250        7.375        (8)       7.460           (8)

---------------

(1) Options terminated had an exercise price of $7.08 per share and an expiration date of March 24, 2005.

(2) Options terminated had exercise prices from $4.875 per share to $7.50 per share and expiration dates from December 21, 2004 to October 10, 2005.

(3) Options terminated had exercise prices from $4.875 per share to $7.36 per share and expiration dates from March 24, 2005 to October 10, 2005.

(4) Options terminated had an exercise price of $7.46 per share and an expiration date of March 24, 2005.

(5) Options terminated had exercise prices from $12.75 per share to $16.82 per share and an expiration dates from February 17, 2004 to May 10, 2004.

(6) Options terminated had exercise prices from $12.00 per share to $16.92 per share and expiration dates from March 4, 2003 to February 17, 2004.

(7) Options terminated had exercise prices from $14.00 per share to $17.23 per share and expiration dates from December 26, 2001 to February 17, 2004.

(8) Options terminated had exercise prices from $11.75 per share to $16.86 per share and expiration dates from December 26, 2001 to February 17, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the Company's fiscal year ended December 28, 1997 and during its current fiscal year, Charles F. Sarkis has served as an executive officer of the Company and as Chairman of the Board of WGI, and Richard P. Dalton has served as a member of the Company's Compensation Committee and as an executive officer of WGI.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors is composed solely of non-employee Directors. The Compensation Committee determines all aspects of the compensation to be paid to Charles F. Sarkis, the Chief Executive Officer, Francis P. Bissaillon, the Chief Financial Officer, and Mark L. Hartzfeld, the Chief Operating Officer, and determines all aspects of the compensation of the Company's other executive officers, except their base salaries which are determined by senior management. The objectives of the Compensation Committee in determining the type and amount of executive officer compensation are to provide a level of compensation which allows the Company to attract and retain superior talent and to align the executive officers' interests with those of the Company's stockholders. The compensation of the Company's executive officers includes (i) cash compensation, consisting of a base salary and, if earned, a performance bonus, (ii) long-term incentive compensation in the form of stock options, and (iii) participation in various benefit plans, most of which are generally available to employees of the Company.

     Cash Compensation. Cash compensation of the Company's executive officers consists of a base salary and, if earned, an annual performance bonus. The Compensation Committee sets the base salaries of Messrs. Sarkis, Bissaillon and Hartzfeld at levels competitive with those of executive officers at similarly situated restaurant companies, taking into consideration the individual experience of these officers. Mr. Sarkis' base salary has not changed since 1994. In determining Mr. Sarkis' base salary, the Compensation Committee reviewed national and regional compensation information for executives in the restaurant industry, including surveys regarding the compensation of restaurant executives prepared by DeCotiis Erhard Strategic Consulting Group, Inc.

     Management level employees, including executive officers, are eligible to receive cash bonuses based on the Company's performance.

     Stock Options. The executive officers, as well as other key employees, are eligible to participate in the Company's Stock Option Plan. The purpose of the Stock Option Plan is to provide increased incentives to salaried employees, to encourage new employees to become affiliated with the Company and to align the interests of such persons with those of the Company's stockholders. The Stock Option Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine the individuals to whom the stock options are awarded, the terms upon which option grants shall be made and the number of shares subject to each option, all subject to the terms and conditions of the Stock Option Plan.

     In June, 1997, the Compensation Committee offered all of the Company's employees, including the executive officers and directors, the opportunity to exchange their existing options for new options with an exercise price closer to the then current market price of the Company's Common Stock. At the time of this offer, due at least in part to general conditions in the restaurant industry, the market price of the Company's

Common Stock had declined substantially. As a result, the exercise price of substantially all the outstanding options was significantly higher than the market price of the Company's Common Stock. The Compensation Committee believed that the stock options no longer served as an incentive to optionholders and believed it was in the best interest of the Company to reprice the existing options at a price closer to the then current market price of the Common Stock. The replacement options were subject to vesting over three years from the date of the exchange.

     Other Compensation. The Company provides certain other benefits to the executive officers, such as health insurance, that are generally available to Company employees. In addition, officers and key employees of the Company (including the named executive officers) may be eligible to receive supplemental disability insurance coverage, automobile allowance and insurance benefits.

                             Compensation Committee
                           Joseph M. Cassin, Chairman
                                 Irwin Chafetz
                                Richard P Dalton
                                Robert S. Parker

                            STOCK PERFORMANCE GRAPH


                                                              DEC 92    DEC 93    DEC 94    DEC 95    DEC 96    DEC 97
Back Bay Restaurant Group, Inc.                               $100.00   $125.00   $55.56    $27.78    $21.30    $ 41.20
Restaurants-500                                               $100.00   $116.74   $116.38   $174.55   $172.45   $185.17
NASDAQ Index Composite                                        $100.00   $114.79   $112.21   $158.68   $195.18   $239.53

     The preceding stock performance price graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of The NASDAQ Stock Market Index of U.S. stocks and of the Standard & Poor's Restaurant Index, Restaurants-500. The beginning of the measurement period for the Company, March 20, 1992, the date of the Company's initial public offering, and the beginning of the measurement period for The NASDAQ Stock Market Index and the S&P Restaurant Index is March 31, 1992. The last day of each measurement period is the last business day in each calendar year.

     The stock price performance on the graph above is not necessarily indicative of future price performance.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     The Company entered into a three-year employment agreement with Mr. Sarkis on January 16, 1992 which provides that Mr. Sarkis will be employed as President and Chief Executive Officer and that the term of his employment under the agreement will continue from year to year thereafter unless either party terminates the agreement. Effective December 27, 1993, Mr. Sarkis' base compensation under the agreement was adjusted to $335,000 per year and may be readjusted from time to time by the Board of Directors or its Compensation Committee. In addition, Mr. Sarkis may receive annual bonuses as determined by the Board of Directors or its Compensation Committee. The Company may terminate Mr. Sarkis' employment only for cause. The employment agreement contains a non-competition covenant which prohibits Mr. Sarkis, until the later of five years from the date of the agreement, the date of a change of control, or such time that neither he nor WGI owns more than 3% of the outstanding shares of Common Stock of the Company, from engaging in any competing business, directly or indirectly. Mr. Sarkis' real estate investments in two properties which currently are leased to the Company are not subject to the non-competition covenant.

     The Company has entered into Change of Control Severance Agreements ("Severance Agreements") with Charles F. Sarkis, Francis P. Bissaillon, Mark L. Hartzfeld, Robert J. Ciampa and Ann Marie Lagrotteria. The Severance Agreements provide that if there were a change of control (as defined in the Severance Agreements) of the Company, and such officer's employment by the Company is terminated during the next two years for any reason other than dismissal by the Company for cause (as defined in the Severance Agreements), the officer would be entitled to certain benefits. These benefits include receipt of a payment equal to the sum of three times the amount of the officer's annual salary and bonus, a pro rated amount of the officer's current year bonus, the amount of salary and bonus deferred in prior years and not yet received by the officer, and, in certain circumstances, a gross-up for certain taxes payable by the officer in connection with the receipt of payments under the Severance Agreements. The Severance Agreements also provide that upon a qualifying termination of employment, the officer's stock options will become fully vested and that the Company will continue the officer's life, medical and disability insurance for two years after the termination of the officer's employment to the extent that these benefits are not provided by another employer, and that any non-competition agreements between the Company and the employee shall not be effective.

ITEM 12.  SECURITY OWERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF SHARES

     The following table sets forth certain information regarding beneficial ownership (as defined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of May 1, 1997, except as otherwise indicated below, of the Company's Common Stock by each person known by the Company to own beneficially more than 5% of the Company's Common Stock, by each of the Company's Directors and named executive officers and by all of the Company's Directors and executive officers as a group.

                                                                      COMMON STOCK
                                                                 BENEFICIALLY OWNED(1)
               DIRECTORS, EXECUTIVE OFFICERS                  ----------------------------
                     AND 5% BENEFICIAL                         NUMBER          PERCENT OF
                         OWNERS(2)                            OF SHARES       COMMON STOCK
               -----------------------------                  ---------       ------------
Charles F. Sarkis...........................................   241,566(3)(4)       7.0%
Francis P. Bissaillon.......................................    30,999(5)        *
Joseph M. Cassin............................................     6,000(6)        *
Irwin Chafetz...............................................    88,000(7)          2.6%
Richard P. Dalton...........................................    10,000(3)(8)     *
Richard K. Howe.............................................     6,000(9)        *
Robert S. Parker............................................     5,000(8)        *
Mark L. Hartzfeld...........................................    30,500(10)       *
Robert J. Ciampa............................................     7,750(8)        *

All Directors and executive officers as a group (10
  persons)..................................................   437,536(3)         12.7%

5% Beneficial Owners
William B. Finneran.........................................   782,486(11)        22.8%
  c/o Oppenheimer & Co., Inc.
  Oppenheimer Tower
  World Financial Center
  New York, NY 10281

The Westwood Group, Inc.....................................   673,451(12)        19.6%
  190 V.F.W. Parkway
  Revere, MA 02151

Hathaway Associates.........................................   190,100             5.5%
  119 Rowayton Avenue
  Rowayton, CT 06853

Dimensional Fund Advisors Inc...............................   182,100(13)         5.3%
  1299 Ocean Avenue, 11(th) Floor
  Santa Monica, CA 90401

(Footnotes)

  * Less than one percent

 (1) Except as otherwise noted, persons in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Unless otherwise indicated, the address of each beneficial owner is 284 Newbury Street, Boston, Massachusetts 02115.

 (3) Does not include 673,451 shares owned by WGI. Mr. Sarkis owns securities representing approximately 88.63% of the voting power of WGI's outstanding shares of Common Stock and approximately 66.85% of the outstanding shares and is Chairman of the Board of WGI. Mr. Dalton is President and a Director of WGI.

 (4) Includes 30,833 shares Mr. Sarkis has the right to acquire within 60 days under options granted to him pursuant to the Company's Amended and Restated Stock Option Plan (the "Stock Option Plan").

 (5) Includes 24,999 shares Mr. Bissaillon has the right to acquire within 60 days under options granted to him pursuant to the Stock Option Plan.

 (6) Includes 5,000 shares Mr. Cassin has the right to acquire within 60 days under options granted to him pursuant to the Stock Option Plan. Excludes 2,000 shares of Common Stock owned by Mr. Cassin's wife. Mr. Cassin disclaims beneficial ownership of the shares owned by his wife.

 (7) Includes 5,000 shares Mr. Chafetz has the right to acquire within 60 days under options granted to him pursuant to the Stock Option Plan and 5,000 shares Mr. Chafetz has the right to acquire within 60 days pursuant to a stock option grant (not under the Stock Option Plan).

 (8) Represents shares such Director or officer has the right to acquire within 60 days under options granted to such Director or officer pursuant to the Stock Option Plan.

 (9) Consists of 1,000 shares Mr. Howe owns jointly with his wife and 15,000 shares Mr. Howe has the right to acquire within 60 days under options granted to him pursuant to the Stock Option Plan.

(10) Includes 30,000 shares Mr. Hartzfeld has the right to acquire within 60 days under options granted to him pursuant to the Stock Option Plan.

(11) Shareholdings information is based on Mr. Finneran's Schedule 13D dated September 14, 1995.

(12) Shareholdings information is based on WGI's Schedule 13G dated June 1,
     1994.

(13) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 182,100 shares of Company Common Stock as of December 31, 1997, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in a series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND AFFILIATES

     Mr. Sarkis is the majority shareholder of WGI. WGI owns more than 10% of the Common Stock of the Company. The following is a summary of certain arrangements between the Company and WGI, its subsidiaries, Mr. Sarkis and Mr. Sarkis' affiliates. Certain of these arrangements were made while the Company was a wholly-owned subsidiary of WGI and accordingly, were established by related parties and were not subject to arms length negotiations. The Company's By-Laws provide that all future proposed agreements between the Company and WGI, Mr. Sarkis or their respective affiliates are subject to advance approval by a majority of the independent members of the Company's Board of Directors.

  Leasing Arrangements

     In December 1991, Boraschi Cafe, Inc. ("Boraschi"), a wholly-owned subsidiary of the Company, entered into a lease which formalized a prior leasing arrangement for 14,427 square feet of restaurant space in Boston, Massachusetts which Mr. Sarkis beneficially owns. The lease, which expires on September 30, 2006, provides for annual rent of $300,000 and that the Company is responsible for utilities, maintenance and taxes. The restaurants operated at this location are J.C. Hillary's, Ltd. and The Famous Atlantic Fish Company.

  Concessions and Management Agreements

     Prior to 1994, the Company and WGI were parties to agreements pursuant to which the Company operated the concession business and received certain other revenues in connection with the operation of Wonderland Greyhound Park and Foxboro Park, two parimutuel race tracks owned by WGI. In May 1994, the Company transferred its concession and related operations to WGI in return for a $770,000 term note, to which $200,000 owed by WGI to the Company was added, to bring the total principal amount of the note to $970,000. This note was subsequently amended to provide that principal and interest payments under the note would not begin until April 1, 1999.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 1997.

                                            BACK BAY RESTAURANT GROUP, INC.

                                            By:    /s/ CHARLES F. SARKIS
                                              ----------------------------------
                                                      CHARLES F. SARKIS
                                                Chairman, President and Chief
                                                       Executive Officer

April 27, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                             TITLE                       DATE
                     ---------                                             -----                       ----
               /s/ CHARLES F. SARKIS                          Chairman of the Board of            April 27, 1998
---------------------------------------------------           Directors, President and Chief
                 CHARLES F. SARKIS                            Executive Officer

             /s/ FRANCIS P. BISSAILLON                        Director, Executive Vice            April 27, 1998
---------------------------------------------------           President, Chief Financial
               FRANCIS P. BISSAILLON                          Officer and Secretary

               /s/ ROBERT J. CIAMPA                           Vice President, Chief Accounting    April 27, 1998
---------------------------------------------------           Officer, Treasurer and Assistant
                 ROBERT J. CIAMPA                             Secretary

               /s/ JOSEPH M. CASSIN                           Director                            April 27, 1998
---------------------------------------------------
                 JOSEPH M. CASSIN

                 /s/ IRWIN CHAFETZ                            Director                            April 27, 1998
---------------------------------------------------
                   IRWIN CHAFETZ

               /s/ RICHARD P. DALTON                          Director                            April 27, 1998
---------------------------------------------------
                 RICHARD P. DALTON

                /s/ RICHARD K. HOWE                           Director                            April 27, 1998
---------------------------------------------------
                  RICHARD K. HOWE

               /s/ ROBERT S. PARKER                           Director                            April 27, 1998
---------------------------------------------------
                 ROBERT S. PARKER