Form 10-Q
period 1998-03-29
BACK BAY RESTAURANT GROUP INC
filed 1998-05-13
CIK 883299

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                         ------------------------

                                FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
        MARCH 29, 1998                                           0-19810

                     BACK BAY RESTAURANT GROUP, INC.
          (Exact name of registrant as specified in its charter)

           DELAWARE                                        04-2812651
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

On April 27, 1998, there were 3,436,442 shares of the registrant's Common Stock outstanding.

             BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (in thousands)


ASSETS                                             MARCH 29, 1998   DECEMBER 28, 1997
                                                   --------------   -----------------
 Current assets:
   Cash and cash equivalents                          $ 1,600           $ 1,915
   Accounts receivable                                    159               219
   Inventories                                            663               783
   Prepaid expenses and other current assets              797               874
   Deferred income taxes                                  259               259
                                                      -------           -------
     Total current assets                               3,478             4,050
                                                      -------           -------
 Buildings and improvements                             4,303             4,303
 Furniture, fixtures and equipment                     18,130            18,119
 Leasehold improvements                                32,874            32,339
 Lease rights                                           2,826             2,826
                                                      -------           -------
                                                       58,133            57,587
 Less: accumulated depreciation and amortization       27,706            27,182
                                                      -------           -------
  Net property, plant and equipment                    30,427            30,405
                                                      -------           -------

 Other assets:
   Goodwill, net of accumulated amortization            4,842             4,884
   Tradenames and trademarks, net of
      accumulated amortization                          1,241             1,252
   Deferred income taxes                                1,698             1,698
   Other assets, net of accumulated amortization          792               783
                                                          ---               ---
     Total other assets                                 8,573             8,617
                                                      -------           -------
       Total assets                                   $42,478           $43,072
                                                      =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                    $2,748            $3,333
   Accrued expenses                                     7,984             8,058
   Income taxes payable                                    78               395
                                                      -------           -------
     Total current liabilities                         10,810            11,786
                                                      -------           -------
 Deferred rent                                            210               216
 Other long term liability                                 77                58
 Long term debt                                         4,000             4,000
 Commitments and contingencies Stockholders' equity:
   Common stock, $.01 par value; authorized
     20,000 shares; 3,431 shares issued and
     outstanding in 1997 and 3,436 in 1998                 36                36
   Additional paid-in capital                          23,131            23,118
   Retained earnings                                    6,013             5,657
                                                      -------           -------
                                                       29,180            28,811
   Less treasury stock, 208 shares at cost in 1997
    and 1998                                            1,799             1,799
                                                      -------           -------
     Total stockholders' equity                        27,381            27,012
                                                      -------           -------
       Total liabilities and stockholders' equity     $42,478           $43,072
                                                      =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

             BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)


                                                      13 WEEKS ENDED
                                             MARCH 29, 1998    MARCH 30, 1997
                                             --------------    --------------

Sales                                           $23,126           $21,896
Costs and expenses:
  Cost of sales                                   6,344             6,095
  Payroll and related costs                       7,545             7,376
  Operating expenses                              5,614             5,283
  Depreciation and amortization                   1,005               952
                                                -------           -------
      Total restaurant operating expenses        20,508            19,706
                                                -------           -------
Income from restaurant operations                 2,618             2,190
General and administrative expenses               2,223             2,166
                                                -------           -------
  Operating income                                  395                24
Interest expense net                                 79               165
                                                -------           -------
  Income/(loss) before income taxes                 316              (141)
Income tax benefit                                  (40)              (52)
                                                -------           -------

Net income/(loss)                               $   356              ($89)
                                                =======           =======

Net income/(loss) per share Basic/Diluted       $   .10             ($.03)
                                                =======           =======

Average common shares and equivalents
     Basic                                        3,436             3,434
     Diluted                                      3,603             3,434



The accompanying notes are an integral part of these consolidated financial statements.

             BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              (in thousands)


                                              ADDITIONAL                                TOTAL
                                    COMMON      PAID-IN      RETAINED    TREASURY    STOCKHOLDERS'
                                     STOCK      CAPITAL      EARNINGS      STOCK        EQUITY
                                    ------    ----------     --------    --------    -------------

Balance, December 31, 1995            $36       $23,031       $3,459     ($1,799)       $24,727
  Net income                            -             -          467           -            467
  Restricted stock compensation         -             8            -           -              8
                                      ---       -------       ------     -------        -------

Balance, December 29, 1996             36        23,039        3,926      (1,799)        25,202
  Net income                            -             -        1,731           -          1,731
  Exercise of stock option              -             7            -           -              7
  Restricted stock compensation         -            (8)           -           -             (8)
  Deferred stock compensation           -            80            -           -             80
                                      ---       -------        -----     -------        -------

Balance, December 28, 1997             36        23,118        5,657      (1,799)        27,012
  Net income                            -             -          356           -            356
  Exercise of stock option              -            12            -           -             12
  Restricted stock compensation         -             1            -           -              1
                                      ---       -------       ------     -------        -------

Balance, March 29, 1998               $36       $23,131       $6,013     ($1,799)       $27,381
                                      ===       =======       ======     =======        =======




The accompanying notes are an integral part of these consolidated financial statements.

             BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)

                                                                   13 WEEKS ENDED
                                                          MARCH 29, 1998   MARCH 30, 1997
                                                          --------------   --------------
Cash flows from operating activities:
  Net  income/(loss)                                          $  356             ($89)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            1,028              974
      Loss on disposal of fixed assets                            41                -
    Changes in operating assets and liabilities:
     Decrease in accounts receivable                              60                -
     Decrease in inventories                                     120               30
     (Increase)/decrease in prepaid expenses and
      other current assets                                        22              (80)
     Increase in other assets                                    (19)             (66)
     Decrease in accounts payable and
        accrued expenses                                        (659)            (321)
     Decrease in income taxes payable                           (317)            (187)
     Decrease in deferred rent                                    (6)             (11)
     Increase in other long term liability                        19               41
                                                              ------           ------
     Net cash provided by operating activities                   645              291
                                                              ------           ------

Cash flows from investing activities:
  Capital expenditures                                          (980)            (668)
  Proceeds from disposal of property plant & equipment             7                -
                                                              ------           ------

     Net cash used for investing activities                     (973)           (668)
                                                              ------           ------

Cash flows from financing activities:
  Restricted stock compensation                                    1                -
  Exercise of stock option                                        12                -
                                                              ------           ------
     Net cash provided by financing activities                    13                -
                                                              ------           ------

Net decrease in cash and cash equivalents                       (315)            (377)
Cash and cash equivalents at beginning of period               1,915            1,344
                                                              ------           ------
Cash and cash equivalents at end of period                    $1,600           $  967
                                                              ======           ======

Supplemental disclosures of cash flow information:
  Interest paid                                               $   83           $  175
                                                              ======           ======
  Income taxes paid                                           $  434           $  170
                                                              ======           ======





The accompanying notes are an integral part of these consolidated financial statements.

             BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE THIRTEEN WEEKS ENDED
                    MARCH 29, 1998 AND MARCH 30, 1997

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

           The results of operations for the thirteen weeks ended March 29, 1998 and March 30, 1997 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.


NOTE 2 --  LONG TERM DEBT

           The Company has a revolving credit and term loan agreement (the "Loan Agreement") with BankBoston, N.A. (the "Bank"). At December 28, 1997, the Company had an outstanding balance of $4,000,000 under the Loan Agreement. On March 24, 1998, the Company executed a commitment letter with the Bank to amend and restate its Loan Agreement. Under the amended and restated Loan Agreement, the Company could borrow up to $20,000,000 on a three year revolver that converts to a 4 year term note. The pricing of the loan would be on a sliding scale based on a ratio of senior debt to EBITDA. The Company's obligation under the amended and restated Loan Agreement would be collateralized by certain property, plant and equipment and intangible assets. The amended and restated Loan Agreement would contain restrictions relating to future indebtedness, contingent liabilities, encumbrances, the merger, acquisition or sale of assets, additional stock issuance, equity distributions, cash dividends, and redemptions, capital expenditures, ERISA and transactions with affiliates. The amended and restated Loan Agreement would also require the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is the total debt service coverage. Under this arrangement, the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending March 29, 1998, to maintain a ratio of consolidated cash available to pay fixed charges of not less than
           1.50 to 1.

NOTE 3 --  INCOME TAXES

           The income tax at March 29, 1998 includes a state tax refund of approximately $157,000 from the Commonwealth of Massachusetts for amended tax returns that were filed for 1994 and 1995 as a result of a change in the way the Commonwealth of Massachusetts treats the taxation of investments in subsidiaries.

NOTE 4 --  NEWLY ISSUED ACCOUNTING STANDARD

           In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information will be required to be disclosed.

           In April 1998, AcSEC issued Statement of Position No. 98-5 (SOP 98-5) which requires start-up activities to be expensed instead of capitalized. The Statement is effective for financial statements for periods beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted. Management does not believe the implementation of this Statement will have any significant effect on the Company's financial statements.

           As of the beginning of the first quarter, management adopted Statement of Position No. 98-1 (SOP 98-1) which requires certain costs incurred in developing or obtaining internal-use computer software to be capitalized. The SOP is effective for fiscal years beginning after December 15, 1998. However, earlier application is encouraged in fiscal years for which financial statements have not been issued. The Company has made the early adoption election and has capitalized approximately $20,000 as of March 29, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED MARCH 29, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 30, 1997

The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                        13 WEEKS ENDED
                                               MARCH 29, 1998     MARCH 30, 1997
                                               --------------     --------------

Sales                                              100.0%             100.0%
Costs and expenses:
    Cost of sales                                   27.4               27.8
    Payroll and related costs                       32.6               33.7
    Operating expenses                              24.3               24.1

    Depreciation and amortization                    4.4                4.4
         Total restaurant operating expenses        88.7               90.0
Income from restaurant operations                   11.3               10.0
General and administrative expenses                  9.6                9.9
  Operating income                                   1.7                0.1
Interest expense net                                 0.3                0.7
  Income/(loss) before income taxes                  1.4               (0.6)
Income tax benefit                                  (0.2)              (0.2)
Net income/(loss)                                    1.6%              (0.4%)

Number of restaurants:
  Restaurants open at beginning
      of period                                     34                 34
  Restaurants open at end of period                 33(1)              34



(1) Includes one restaurant that is currently being renovated and expected to re-open sometime in the third quarter of 1998.

SALES

 Sales increased by $1,230,000, or 5.6%, to $23,126,000 in the thirteen week period ended March 29, 1998, from $21,896,000 in the same period in 1997. Same store sales increased $1,235,000, or 6.0%, in the thirteen week period ended March 29, 1998, compared to the same period in 1997.

 The Company closed one location in June, 1997 and closed an additional location during the first quarter of 1998. The Company is in the process of renovating another location which is expected to re-open sometime in the third quarter of 1998. The lost revenues from these locations in the first quarter of 1998 were offset by one new location which opened in May, 1997.

 The Company operated 33 restaurants at March 29, 1998, as compared to 34 restaurants at March 30, 1997. Total restaurant customer count for the thirteen weeks ended March 29, 1998 increased 0.9% to 1,240,000 from 1,229,000 in the comparable period in 1997.

COST OF SALES

 Cost of sales as a percentage of sales decreased to 27.4% in the thirteen week period ended March 29, 1998, from 27.8% in the same period in 1997. This decrease was attributable to a 0.2% decrease in food cost as a percentage of food revenue (29.3% in the 1998 period versus 29.5% in the 1997 period), and a 1.0% decrease in beverage cost as a percentage of beverage revenue (22.5% in the 1998 period versus 23.5% in the 1997 period). The beverage cost decreases were due principally to modest sales price increases in selected wines.

PAYROLL AND RELATED COSTS

 Payroll and related costs as a percentage of sales decreased to 32.6% in the thirteen weeks ended March 29, 1998, from 33.7% in the same period in 1997. Payroll and related costs increased by $169,000 in the thirteen weeks ended March 29, 1998, to $7,545,000 from $7,376,000 in the same period in 1997. The decrease in payroll and related costs as a percentage of sales is primarily attributable to the Company having increased sales from same stores during the thirteen weeks ended March 29, 1998 as compared to the same period in 1997.

OPERATING EXPENSES

 Operating expenses as a percentage of sales increased to 24.3% in the thirteen weeks ended March 29, 1998, from 24.1% in the same period in 1997. Operating expenses increased by $331,000 in the thirteen weeks ended March 29, 1998 to $5,614,000 from $5,283,000 in the same period in 1997. The increase in operating expenses both in dollars and as a percentage of sales is primarily attributable to increased occupancy costs.

DEPRECIATION AND AMORTIZATION

 Depreciation and amortization increased by $53,000 in the thirteen weeks ended March 29, 1998 to $1,005,000 from $952,000 in the same period in 1997. Included in the 1998 and 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

        General and administrative expenses increased by $57,000 in the thirteen weeks ended March 29, 1998 to $2,223,000 from $2,166,000 in the same period in 1997. The increase is primarily attributable to an increase in salaries and wages.

INTEREST EXPENSE

        Interest expense decreased by $86,000 in the thirteen weeks ended March 29, 1998 to $79,000 from $165,000 in the same period in 1997. This decrease was attributable to decreased borrowings as well as a decrease in the Company's effective borrowing rate.

INCOME TAXES

        Income tax benefit decreased by $12,000 in the thirteen weeks ended March 29, 1998 to a benefit of $40,000 from a benefit of $52,000 in the same period in 1997. The decreased benefit in the thirteen weeks ended March 29, 1998 includes a state tax refund of approximately $157,000 from the Commonwealth of Massachusetts for amended tax returns that were filed for 1994 and 1995 as a result of a change in the way the Commonwealth of Massachusetts treats the taxation of investments in subsidiaries. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At March 29, 1998, the Company's cash position was $1,600,000 and the Company had a net working capital deficit of $7,332,000.

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

         On March 24, 1998, the Company executed a commitment letter with BankBoston, NA to amend and restate its loan agreement. Under the amended and restated loan agreement, the Company could borrow up to $20,000,000 on a three year revolver that thereafter converts to a 4 year term note.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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



                                      BACK BAY RESTAURANT GROUP, INC.



May 1, 1998                           /s/ Francis P. Bissaillon
                                      ------------------------------------------
                                      Francis P. Bissaillon
                                      Executive Vice President and
                                      Chief Financial Officer


May 1, 1998                           /s/ Robert J. Ciampa
                                      ------------------------------------------
                                      Robert J. Ciampa
                                      Vice President, Chief Accounting
                                      Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.                        DESCRIPTION

     27           Financial Data Schedule