Form 10-Q
period 1998-06-28
BACK BAY RESTAURANT GROUP INC
filed 1998-08-11
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
         JUNE 28, 1998                                            0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      04-2812651
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

On July 27, 1998, there were 3,453,256 shares of the registrant's Common Stock outstanding.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)

                                                                    JUNE 28, 1998       DECEMBER 28, 1997
                                                                    -------------       -----------------
ASSETS
   Current assets:
      Cash and cash equivalents                                        $ 1,560                $ 1,915
      Accounts receivable                                                  132                    219
      Inventories                                                          690                    783
      Prepaid expenses and other current assets                            865                    874
      Deferred income taxes                                                259                    259
                                                                       -------                -------
        Total current assets                                             3,506                  4,050
                                                                       -------                -------
   Buildings and improvements                                            4,303                  4,303
   Furniture, fixtures and equipment                                    18,535                 18,119
   Leasehold improvements                                               33,364                 32,339
   Lease rights                                                          2,826                  2,826
                                                                       -------                -------
                                                                        59,028                 57,587
   Less:  accumulated depreciation and amortization                     28,022                 27,182
                                                                       -------                -------
      Net property, plant and equipment                                 31,006                 30,405
                                                                       -------                -------

   Other assets:
      Goodwill, net of accumulated amortization                          4,800                  4,884
      Trade names and trademarks, net of
        accumulated amortization                                         1,230                  1,252
      Deferred income taxes                                              1,698                  1,698
      Other assets, net of accumulated amortization                        852                    783
                                                                       -------                -------
        Total other assets                                               8,580                  8,617
                                                                       -------                -------
          Total assets                                                 $43,092                $43,072
                                                                       =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                    $ 2,794                $ 3,333
   Accrued expenses                                                      7,610                  8,058
   Income taxes payable                                                    157                    395
                                                                       -------                -------
      Total current liabilities                                         10,561                 11,786
                                                                       -------                -------
 Deferred rent                                                             204                    216
 Other long term liability                                                  85                     58
 Long term debt                                                          4,000                  4,000
 Commitments and contingencies
   Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,431 shares issued and
      outstanding in 1997 and 3,453 in 1998                                 37                     36
   Additional paid-in capital                                           23,201                 23,118
   Retained earnings                                                     6,803                  5,657
                                                                       -------                -------
                                                                        30,041                 28,811
   Less treasury stock, 208 shares at cost in 1997
      and 1998                                                           1,799                  1,799
                                                                       -------                -------
        Total stockholders' equity                                      28,242                 27,012
                                                                       -------                -------
          Total liabilities and stockholders' equity                   $43,092                $43,072
                                                                       =======                =======




   The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                      13 WEEKS ENDED
                                               JUNE 28, 1998   JUNE 29, 1997
                                               -------------   -------------

Sales                                             $24,586         $24,122
Costs and expenses:
  Cost of sales                                     6,742           6,685
  Payroll and related costs                         7,591           7,569
  Operating expenses                                5,705           5,430
  Depreciation and amortization                       989           1,042
                                                  -------         -------
     Total restaurant operating expenses           21,027          20,726
                                                  -------         -------
Income from restaurant operations                   3,559           3,396
General and administrative expenses                 2,238           2,274
                                                  -------         -------
  Operating income                                  1,321           1,122
Interest expense net                                   67             166
                                                  -------         -------
  Income before income taxes                        1,254             956
Income taxes                                          464             354
                                                  -------         -------

Net income                                        $   790         $   602
                                                  =======         =======

Net income per share
     Basic                                        $   .23         $   .18
                                                  =======         =======
     Diluted                                      $   .22         $   .18
                                                  =======         =======

Average common shares and equivalents
     Basic                                          3,453           3,434
     Diluted                                        3,672           3,436







  The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


                                                        26 WEEKS ENDED
                                               JUNE 28, 1998     JUNE 29, 1997
                                               -------------     -------------

Sales                                             $47,712           $46,018
Costs and expenses:
  Cost of sales                                    13,086            12,780
  Payroll and related costs                        15,136            14,945
  Operating expenses                               11,319            10,712
  Depreciation and amortization                     1,994             1,994
                                                  -------           -------
     Total restaurant operating expenses           41,535            40,431
                                                  -------           -------
Income from restaurant operations                   6,177             5,587
General and administrative expenses                 4,461             4,440
                                                  -------           -------
  Operating income                                  1,716             1,147
Interest expense net                                  146               331
                                                  -------           -------
  Income before income taxes                        1,570               816
Income taxes                                          424               302
                                                  -------           -------

Net income                                        $ 1,146           $   514
                                                  =======           =======

Net income per share
     Basic                                        $   .33           $   .15
                                                  =======           =======
     Diluted                                      $   .32           $   .15
                                                  =======           =======

Average common shares and equivalents
     Basic                                          3,445             3,434
     Diluted                                        3,637             3,435







  The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                   ADDITIONAL                                       TOTAL
                                        COMMON       PAID-IN        RETAINED      TREASURY      STOCKHOLDERS'
                                         STOCK       CAPITAL        EARNINGS        STOCK           EQUITY
                                        ------     ----------       --------      --------      -------------

Balance, December 31, 1995                $36        $23,031         $3,459        $(1,799)        $24,727
  Net income                                -              -            467              -             467
  Restricted stock compensation             -              8              -              -               8
                                          ---        -------         ------        -------         -------

Balance, December 29, 1996                 36         23,039          3,926         (1,799)         25,202
  Net income                                -              -          1,731              -           1,731
  Exercise of stock option                  -              7              -              -               7
  Restricted stock compensation             -             (8)             -              -              (8)
  Deferred stock compensation               -             80              -              -              80
                                          ---        -------         ------        -------         -------

Balance, December 28, 1997                 36         23,118          5,657         (1,799)         27,012
  Net income                                -              -          1,146              -           1,146
  Exercise of stock option                  1             80              -              -              81
  Restricted stock compensation             -              3              -              -               3
                                          ---        -------         ------        -------         -------

Balance, June 28, 1998                    $37        $23,201         $6,803        $(1,799)        $28,242
                                          ===        =======         ======        =======         =======







The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            26 WEEKS ENDED
                                                                   JUNE 28, 1998      JUNE 29, 1997
                                                                   -------------      -------------
Cash flows from operating activities:
  Net  income                                                         $ 1,146             $   514
  Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                                 2,039               2,039
          Loss on disposal of fixed assets                                 43                   -
     Changes in operating assets and liabilities:
             (Increase)/decrease in accounts receivable                    87                 (31)
             Decrease in inventories                                       93                  13
             Increase in prepaid expenses and
               other current assets                                       (65)               (306)
             Increase in other assets                                     (87)                (70)
             Decrease in accounts payable and
               accrued expenses                                          (818)                (67)
             Increase/(decrease) in income taxes payable                 (238)                 51
             Decrease in deferred rent                                    (12)               (213)
             Increase in other long term liability                         27                  53
                                                                      -------             -------
             Net cash provided by operating activities                  2,215               1,983
                                                                      -------             -------

Cash flows from investing activities:
  Capital expenditures                                                 (2,661)             (1,382)
  Proceeds from disposal of property plant & equipment                      7                   -
                                                                      -------             -------

     Net cash used for investing activities                            (2,654)             (1,382)
                                                                      -------             -------

Cash flows from financing activities:
  Principal payments of debt                                                _                 (25)
  Restricted stock compensation                                             3                   -
  Exercise of stock option                                                 81                   -
                                                                      -------             -------
        Net cash provided by (used for) financing activities               84                 (25)
                                                                      -------             -------

Net increase/(decrease) in cash and cash equivalents                     (355)                576
Cash and cash equivalents at beginning of period                        1,915               1,344
                                                                      -------             -------
Cash and cash equivalents at end of period                            $ 1,560             $ 1,920
                                                                      =======             =======

Supplemental disclosures of cash flow information:
  Interest paid                                                       $   154             $   344
                                                                      =======             =======
  Income taxes paid                                                   $   852             $   287
                                                                      =======             =======







The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE TWENTY-SIX WEEKS ENDED
                         JUNE 28, 1998 AND JUNE 29, 1997

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

                  The results of operations for the twenty-six weeks ended June 28, 1998 and June 29, 1997 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.


NOTE 2 --         LONG TERM DEBT

                           The Company has a revolving credit and term loan
                  agreement which was amended and restated on May 7, 1998 (as amended and restated, the "Loan Agreement") with BankBoston, N.A. (the "Bank"). On December 28, 1997, the Company had an outstanding balance of $4,000,000 under the Loan Agreement. Under the Loan Agreement, the Company may borrow up to $20,000,000 on a three year revolver that converts to a four year term note. The pricing of the loan is on a sliding scale based on a ratio of senior debt to EBITDA. The Company's obligation under the Loan Agreement is collateralized by certain property, plant and equipment and intangible assets. The Loan Agreement contains restrictions relating to future indebtedness, contingent liabilities, encumbrances, the merger, acquisition or sale of assets, additional stock issuance, equity distributions, cash dividends, and redemptions, capital expenditures, ERISA and transactions with affiliates. The Loan Agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is the total debt service coverage. Under this arrangement, the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending March 29, 1998, to maintain a ratio of consolidated cash available to pay fixed charges of not less than 1.50 to 1.

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

NOTE 4 --         NEWLY ISSUED ACCOUNTING STANDARD

                  In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the reporting of information about operating segments in annual financial statements by public enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management is evaluating this Statement to determine what information will be required to be disclosed.

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

                  As of the beginning of fiscal 1998, management adopted Statement of Position No. 98-1 (SOP 98-1) which requires certain costs incurred in developing or obtaining internal-use computer software to be capitalized. The SOP is effective for fiscal years beginning after December 15, 1998. However, earlier application is encouraged in fiscal years for which financial statements have not been issued. The Company has made the early adoption election and has capitalized approximately $31,000 as of June 28, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRTEEN WEEKS ENDED JUNE 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED JUNE 29,
1997

       The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                         13 WEEKS ENDED
                                                JUNE 28, 1998      JUNE 29, 1997
                                                -------------      -------------

Sales                                                100.0%           100.0%
Costs and expenses:
    Cost of sales                                     27.4             27.7
    Payroll and related costs                         30.9             31.4
    Operating expenses                                23.2             22.5
    Depreciation and amortization                      4.0              4.3
        Total restaurant operating expenses           85.5             85.9
Income from restaurant operations                     14.5             14.1
General and administrative expenses                    9.1              9.4
  Operating income                                     5.4              4.7
Interest expense net                                   0.3              0.7
  Income before income taxes                           5.1              4.0
Income taxes                                           1.9              1.5
Net income                                             3.2%             2.5%

Number of restaurants:
  Restaurants open at beginning
     of period                                          33(1)            34
  Restaurants open at end of period                     33(1)            34



(1) Includes one restaurant that is currently being renovated and expected to re-open in the third quarter of 1998.

SALES

       Sales increased by $464,000, or 1.9%, to $24,586,000 in the thirteen week period ended June 28, 1998, from $24,122,000 in the same period in 1997. Same store sales increased $1,354,000, or 6.2%, in the thirteen week period ended June 28, 1998, compared to the same period in 1997.

       The Company closed one location in June, 1997 and closed an additional location during the first quarter of 1998. The Company is in the process of renovating another location which is expected to re-open in the third quarter of 1998. The lost revenues from these locations in the second quarter of 1998 were partially offset by one new location which opened in May, 1997.

       The Company operated 33 restaurants at June 28, 1998, as compared to 34 restaurants at June 29, 1997. Total restaurant customer count for comparable stores for the thirteen weeks ended June 28, 1998 increased 2.3% to 1,260,000 from 1,232,000 in the comparable period in 1997.

COST OF SALES

       Cost of sales as a percentage of sales decreased to 27.4% in the thirteen week period ended June 28, 1998, from 27.7% in the same period in 1997. This decrease was attributable to a 0.1% decrease in food cost as a percentage of food revenue (29.4% in the 1998 period versus 29.5% in the 1997 period), and a 0.4% decrease in beverage cost as a percentage of beverage revenue (22.4% in the 1998 period versus 22.8% in the 1997 period). The beverage cost decreases were due principally to modest sales price increases in selected beverages for certain locations.

PAYROLL AND RELATED COSTS

       Payroll and related costs as a percentage of sales decreased to 30.9% in the thirteen weeks ended June 28, 1998, from 31.4% in the same period in 1997. The decrease in payroll and related costs as a percentage of sales is primarily attributable to the Company having increased sales from same stores during the thirteen weeks ended June 28, 1998 as compared to the same period in 1997, as well as the Company closing two underperforming restaurants.

OPERATING EXPENSES

       Operating expenses as a percentage of sales increased to 23.2% in the thirteen weeks ended June 28, 1998, from 22.5% in the same period in 1997. Operating expenses increased by $275,000 in the thirteen weeks ended June 28, 1998 to $5,705,000 from $5,430,000 in the same period in 1997. The increase in operating expenses both in dollars and as a percentage of sales is primarily attributable to increases in occupancy costs and other various operating expenses.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization decreased by $53,000 in the thirteen weeks ended June 28, 1998 to $989,000 from $1,042,000 in the same period in 1997. Included in the 1998 and 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion. The decrease in depreciation and amortization expense is primarily attributable to the decrease in pre-opening amortization.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses decreased by $36,000 in the thirteen weeks ended June 28, 1998 to $2,238,000 from $2,274,000 in the same period in 1997. The decrease is primarily attributable to decreases in advertising and insurance expense which were partially offset by increases in salaries and wages and legal expenses.

INTEREST EXPENSE

       Interest expense decreased by $99,000 in the thirteen weeks ended June 28, 1998 to $67,000 from $166,000 in the same period in 1997. This decrease was attributable to decreased borrowings as well as a decrease in the Company's effective borrowing rate.

INCOME TAXES

       Income taxes increased by $110,000 in the thirteen weeks ended June 28, 1998 to $464,000 from $354,000 in the same period in 1997. The increased expense in the thirteen weeks ended June 28, 1998 reflects the pre-tax income of $1,254,000 as compared to $956,000 for the same period in 1997. The estimated effective tax rate was 37% for both periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TWENTY-SIX WEEKS ENDED JUNE 28, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED JUNE 29, 1997

       The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:


                                                           26 WEEKS ENDED
                                                  JUNE 28, 1998    JUNE 29, 1997
                                                  -------------    -------------

Sales                                                    100%             100%
Costs and expenses:
  Cost of sales                                         27.4             27.8
  Payroll and related costs                             31.7             32.5
  Operating expenses                                    23.7             23.3
  Depreciation and amortization                          4.2              4.3
     Total restaurant operating expenses                87.0             87.9
Income from restaurant operations                       13.0             12.1
General and administrative expenses                      9.4              9.6
  Operating income                                       3.6              2.5
Interest expense net                                     0.3              0.7
  Income before income taxes                             3.3              1.8
Income taxes                                             0.9              0.7

Net income                                               2.4%             1.1%

Number of restaurants:
     Restaurants open at beginning of period              34               34
     Restaurants open at end of period                    33(1)            34









(1) Includes one restaurant that is currently being renovated and expected to re-open sometime in the third quarter of 1998.

SALES

       Sales increased by $1,694,000 or 3.7%, to $47,712,000 in the twenty-six week period ended June 28, 1998, from $46,018,000 in the same period in 1997. Same store sales increased $2,588,000, or 6.1%, in the twenty-six week period ended June 28, 1998, compared to the same period in 1997.

       The Company closed one location in June, 1997 and closed an additional location during the first quarter of 1998. The Company is in the process of renovating another location which is expected to re-open in the third quarter of 1998. The lost revenues from these locations in the first half of 1998 were partially offset by one new location which opened in May, 1997.

       The Company operated 33 restaurants at June 28, 1998, as compared to 34 restaurants at June 29, 1997. Total restaurant customer count for comparable stores for the twenty-six weeks ended June 28, 1998 increased 2.2% to 2,441,000 from 2,388,000 in the comparable period in 1997.

COST OF SALES

       Cost of sales as a percentage of sales decreased to 27.4% in the twenty-six week period ended June 28, 1998, from 27.8% in the same period in 1997. This decrease was attributable to a 0.2% decrease in food cost as a percentage of food revenue (29.3% in the 1998 period versus 29.5% in the 1997 period), and a 0.6% decrease in beverage cost as a percentage of beverage revenue (22.5% in the 1998 period versus 23.1% in the 1997 period). The beverage cost decreases were due principally to modest sales price increases in selected beverages for certain locations.

PAYROLL AND RELATED COSTS

       Payroll and related costs as a percentage of sales decreased to 31.7% in the twenty-six weeks ended June 28, 1998, from 32.5% in the same period in 1997. The decrease in payroll and related costs as a percentage of sales is primarily attributable to the Company having increased sales from same stores during the twenty-six weeks ended June 28, 1998 as compared to the same period in 1997.

OPERATING EXPENSES

       Operating expenses as a percentage of sales increased to 23.7% in the twenty-six weeks ended June 28, 1998, from 23.3% in the same period in 1997. Operating expenses increased by $607,000 in the twenty-six weeks ended June 28, 1998 to $11,319,000 from $10,712,000 in the same period in 1997. The increase in operating expenses both in dollars and as a percentage of sales is primarily attributable to increased occupancy costs and increases in other various operating expenses.

DEPRECIATION AND AMORTIZATION

       Depreciation and amortization was $1,994,000 for both the twenty-six weeks ended June 28, 1998 and June 29, 1997. Included in the 1998 and 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

       General and administrative expenses increased by $21,000 in the twenty-six weeks ended June 28, 1998 to $4,461,000 from $4,440,000 in the same period in 1997. The increase is primarily attributable to an increase in salaries and wages, which was partially offset by decreases in advertising and insurance expenses.

INTEREST EXPENSE

       Interest expense decreased by $185,000 in the twenty-six weeks ended June 28, 1998 to $146,000 from $331,000 in the same period in 1997. This decrease was attributable to decreased borrowings as well as a decrease in the Company's effective borrowing rate.

INCOME TAXES

       Income taxes increased by $122,000 in the twenty-six weeks ended June 28, 1998 to $424,000 from $302,000 in the same period in 1997. The increased expense in the twenty six weeks ended June 28, 1998 reflects the pre-tax income of $1,716,000 as compared to $1,147,000 for the same period in 1997. The income tax expense at June 28, 1998 includes a state tax refund of approximately $157,000 from the Commonwealth of Massachusetts for amended tax returns that were filed for 1994 and 1995 as a result of a change in the way the Commonwealth of Massachusetts treats the taxation of investments in subsidiaries. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

       The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At June 28, 1998, the Company's cash position was $1,560,000 and the Company had a net working capital deficit of $7,055,000.

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

       On May 7, 1998, the Company executed an Amended and Restated Loan Agreement with BankBoston, NA. Under the Amended Loan Agreement, the Company can borrow up to $20,000,000 on a three year revolver that thereafter converts to a four year term note.

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


CAUTIONARY STATEMENT

       The foregoing Form 10Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectation or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the forgoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the restaurant industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependant upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants and obtain various government permits and licenses and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)        EXHIBITS

                             Exhibit 10 Amended and Restated Revolving Credit and Term Loan Agreement between BankBoston, N.A. and Back Bay Restaurant Group,
                                             Inc. (and its subsidiaries) dates
                                             as of May 7, 1998

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



                                            BACK BAY RESTAURANT GROUP, INC.



August 3, 1998                              /s/ Francis P. Bissaillon
                                            ------------------------------------
                                            Francis P. Bissaillon
                                            Executive Vice President and Chief
                                            Financial Officer


August 3, 1998                              /s/ Robert J. Ciampa
                                            ------------------------------------
                                            Robert J. Ciampa
                                            Vice President, Chief Accounting
                                            Officer and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

     10 Amended and Restated Revolving Credit and Term Loan Agreement between BankBoston, N.A. and Back Bay Restaurant Group, Inc. (and its subsidiaries) dates as of May 7, 1998

     27           Financial Data Schedule