Form 10-Q
period 1998-09-27
BACK BAY RESTAURANT GROUP INC
filed 1998-11-09
CIK 883299

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                            COMMISSION FILE NUMBER
         September 27, 1998                                      0-19810

                         BACK BAY RESTAURANT GROUP, INC.
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          04-2812651
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

                                    Yes   X      No
                                        ----        ----

On November 4, 1998, there were 3,460,409 shares of the registrant's Common Stock outstanding.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)


ASSETS                                               SEPTEMBER 27, 1998    DECEMBER 28, 1997
                                                     ------------------    -----------------
   Current assets:
      Cash and cash equivalents                           $   326              $ 1,915
      Accounts receivable                                     166                  219
      Inventories                                             701                  783
      Prepaid expenses and other current assets             1,114                  874
      Deferred income taxes                                   259                  259
                                                          -------               -------
        Total current assets                                2,566                4,050
                                                          -------               -------
   Buildings and improvements                               4,303                4,303
   Furniture, fixtures and equipment                       19,384               18,119
   Leasehold improvements                                  35,070               32,339
   Lease rights                                             2,826                2,826
                                                          -------              -------
                                                           61,583               57,587
   Less:  accumulated depreciation and amortization        28,980               27,182
                                                          -------              -------
      Net property, plant and equipment                    32,603               30,405
                                                          -------              -------
   Other assets:
      Goodwill, net of accumulated amortization             4,758                4,884
      Trade names and trademarks, net of
        accumulated amortization                            1,219                1,252
      Deferred income taxes                                 1,698                1,698
      Other assets, net of accumulated amortization           828                  783
                                                          -------              -------
        Total other assets                                  8,503                8,617
                                                          -------              -------
          Total assets                                    $43,672              $43,072
                                                          =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                       $ 2,854              $ 3,333
   Accrued expenses                                         7,561                8,058
   Income taxes payable                                       164                  395
                                                          -------              -------
      Total current liabilities                            10,579               11,786
                                                          -------              -------
 Deferred rent                                                198                  216
 Other long term liability                                     82                   58
 Long term debt                                             4,000                4,000
 Commitments and contingencies
   Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,431 shares issued and
      outstanding in 1997 and 3,458 in 1998                    37                   36
   Additional paid-in capital                              23,225               23,118
   Retained earnings                                        7,350                5,657
                                                          -------              -------
                                                           30,612               28,811
   Less treasury stock, 208 shares at cost in 1997
      and 1998                                              1,799                1,799
                                                          -------              -------
        Total stockholders' equity                         28,813               27,012
                                                          -------              -------
          Total liabilities and stockholders' equity      $43,672              $43,072
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

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                     13 WEEKS ENDED
                                                       --------------------------------------------
                                                       SEPTEMBER 27, 1998        SEPTEMBER 28, 1997
                                                       -------------------       ------------------
Sales                                                       $24,593                    $23,859
Costs and expenses:
  Cost of sales                                               6,890                      6,725
  Payroll and related costs                                   7,796                      7,678
  Operating expenses                                          5,801                      5,617
  Depreciation and amortization                               1,030                      1,088
                                                            -------                    -------
     Total restaurant operating expenses                     21,517                     21,108
                                                            -------                    -------
Income from restaurant operations                             3,076                      2,751
General and administrative expenses                           2,132                      2,038
                                                            -------                    -------
  Operating income                                              944                        713
Interest expense net                                             77                        116
                                                            -------                    -------
  Income before income taxes                                    867                        597
Income taxes                                                    321                        221
                                                            -------                    -------
Net income                                                     $546                       $376
                                                               ====                       ====
Net income per share
     Basic                                                     $.16                       $.11
                                                               ====                       ====
     Diluted                                                   $.15                       $.11
                                                               ====                       ====
Average common shares and equivalents
     Basic                                                    3,458                      3,431
     Diluted                                                  3,674                      3,485

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)



                                                                     39 WEEKS ENDED
                                                       --------------------------------------------
                                                       SEPTEMBER 27, 1998        SEPTEMBER 28, 1997
                                                       -------------------       ------------------
Sales                                                         $72,305                $69,877
Costs and expenses:
  Cost of sales                                                19,976                 19,505
  Payroll and related costs                                    22,931                 22,623
  Operating expenses                                           17,120                 16,330
  Depreciation and amortization                                 3,024                  3,082
                                                              -------                -------
     Total restaurant operating expenses                       63,051                 61,540
                                                              -------                -------
Income from restaurant operations                               9,254                  8,337
General and administrative expenses                             6,593                  6,477
                                                              -------                -------
  Operating income                                              2,661                  1,860
Interest expense net                                              223                    447
                                                              -------                -------
  Income before income taxes                                    2,438                   1413
Income taxes                                                      745                    523
                                                              -------                -------
Net income                                                    $ 1,693                $   890
                                                              =======                =======

Net income per share
     Basic                                                       $.49                   $.26
                                                                 ====                   ====
     Diluted                                                     $.46                   $.26
                                                                 ====                   ====

Average common shares and equivalents
     Basic                                                      3,449                  3,433
     Diluted                                                    3,650                  3,452



              The accompanying notes are an integral part of these
                       consolidated financial statements.

               BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                  ADDITIONAL                                          TOTAL
                                                   COMMON           PAID-IN       RETAINED        TREASURY        STOCKHOLDERS'
                                                    STOCK           CAPITAL       EARNINGS          STOCK             EQUITY
                                                   ------         ----------      --------        --------       -------------
  Balance, December 31, 1995                       $  36           $23,031         $3,459         $(1,799)          $24,727
    Net income                                        --                --            467              --               467
    Restricted stock compensation                     --                 8             --              --                 8
                                                   -----           -------         ------         -------           -------
  Balance, December 29, 1996                          36            23,039          3,926          (1,799)           25,202
    Net income                                        --                --          1,731              --             1,731
    Exercise of stock option                          --                 7             --              --                 7
    Restricted stock compensation                     --                (8)            --              --                (8)
    Deferred stock compensation                       --                80             --              --                80
                                                   -----           -------         ------         -------           -------
  Balance, December 28, 1997                          36            23,118          5,657          (1,799)           27,012
    Net income                                        --                --          1,693              --             1,693
    Exercise of stock option                           1               103             --              --               104
    Restricted stock compensation                     --                 4             --              --                 4
                                                   -----           -------         ------         -------           -------
  Balance, September 27, 1998                      $  37           $23,225         $7,350         $(1,799)          $28,813
                                                   =====           =======         ======         =======           =======



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)




                                                                     39 WEEKS ENDED
                                                       --------------------------------------------
                                                       SEPTEMBER 27, 1998        SEPTEMBER 28, 1997
                                                       -------------------       ------------------
Cash flows from operating activities:
  Net  income                                                 $1,693                   $ 890
  Adjustments to reconcile net income to net cash
        provided by operating activities:
          Depreciation and amortization                        3,082                   3,153
          Loss on disposal of fixed assets                        43                      --
     Changes in operating assets and liabilities:
             Decrease in accounts receivable                      53                      39
             Decrease in inventories                              82                      43
             Increase in prepaid expenses and
              other current assets                              (337)                   (278)
             Increase in other assets                            (72)                    (87)
             Increase/(decrease) in accounts payable and
              accrued expenses                                  (807)                    111
             Increase/(decrease) in income taxes payable        (232)                      7
             Decrease in deferred rent                           (18)                   (219)
             Increase in other long term liability                24                      60
                                                              ------                  ------
             Net cash provided by operating activities         3,511                   3,719
                                                              ------                  ------


Cash flows from investing activities:
  Capital expenditures                                        (5,215)                 (2,596)
  Proceeds from disposal of property plant & equipment             7                   1,382
                                                              ------                  ------
     Net cash used for investing activities                   (5,208)                 (1,214)
                                                              ------                  ------
Cash flows from financing activities:
  Principal payments of debt                                      --                  (2,525)
  Restricted stock compensation                                    4                      --
  Cancellation of stock option                                    --                      12
  Exercise of stock option                                       104                       6
                                                              ------                  ------
        Net cash provided by (used for) financing
         activities                                              108                  (2,507)
                                                              ------                  ------


Net Decrease in cash and cash equivalents                     (1,589)                     (2)
Cash and cash equivalents at beginning of period               1,915                   1,344
                                                              ------                  ------
Cash and cash equivalents at end of period                    $  326                  $1,342
                                                              ======                  ======
Supplemental disclosures of cash flow information:
  Interest paid                                               $  232                  $  474
                                                              ======                  ======
  Income taxes paid                                           $1,167                  $  552
                                                              ======                  ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE THIRTY-NINE WEEKS ENDED
                    SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997

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

                  The results of operations for the thirty-nine weeks ended
               September 27, 1998 and September 28, 1997 are not necessarily indicative of the results that may be expected for the entire year, because the Company's business is subject to seasonal influences.


NOTE 2 --      LONG TERM DEBT

                  The Company has a revolving credit and term loan agreement which was amended and restated on May 7, 1998 (as amended and restated, the "Loan Agreement") with BankBoston, N.A. (the "Bank"). On September 27, 1998, the Company had an outstanding balance of $4,000,000 under the Loan Agreement. Under the Loan Agreement, the Company may borrow up to $20,000,000 on a three year revolver that converts to a four year term note. The pricing of the loan is on a sliding scale based on a ratio of senior debt to EBITDA. The Company's obligation under the Loan Agreement is collateralized by certain property, plant and equipment and intangible assets. The Loan Agreement contains restrictions relating to future indebtedness, contingent liabilities, encumbrances, the merger, acquisition or sale of assets, additional stock issuance, equity distributions, cash dividends, and redemptions, capital expenditures, ERISA and transactions with affiliates. The Loan Agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is the total debt service coverage. Under this arrangement, the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending March 29, 1998, to maintain a ratio of consolidated cash available to pay fixed charges of not less than
               1.50 to 1.

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

NOTE 4 --      NEWLY ISSUED ACCOUNTING STANDARD

               In June 1997 the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established standards for the reporting of information about operating segments in annual financial statements by public enterprises and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments, which are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for financial statements for periods beginning after December 15, 1997. Management does not believe the implementation of this Statement will have any significant effect on the Company's financial reporting.

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

                  As of the beginning of fiscal 1998, management adopted
               Statement of Position No. 98-1 (SOP 98-1) which requires certain costs incurred in developing or obtaining internal-use computer software to be capitalized. The SOP is effective for fiscal years beginning after December 15, 1998. However, earlier application is encouraged in fiscal years for which financial statements have not been issued. The Company has made the early adoption election and has capitalized approximately $41,000 as of September 27, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Thirteen Weeks Ended September 27, 1998 Compared to Thirteen Weeks Ended September 28, 1997

     The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:

                                                                             13 Weeks Ended
                                                             ----------------------------------------------
                                                             September 27, 1998          September 28, 1997
                                                             ------------------          ------------------

Sales                                                              100.0%                        100.0%
Costs and expenses:
    Cost of sales                                                   28.0                          28.2
    Payroll and related costs                                       31.7                          32.2
    Operating expenses                                              23.6                          23.5
    Depreciation and amortization                                    4.2                           4.6
        Total restaurant operating expenses                         87.5                          88.5
Income from restaurant operations                                   12.5                          11.5
General and administrative expenses                                  8.7                           8.5
  Operating income                                                   3.8                           3.0
Interest expense net                                                 0.3                           0.5
  Income before income taxes                                         3.5                           2.5
Income taxes                                                         1.3                           0.9
Net income                                                           2.2%                          1.6%

Number of restaurants:
  Restaurants open at beginning
     of period                                                        33 (1)                        34
  Restaurants open at end of period                                   34 (1)                        34



(1) Includes one restaurant that was renovated and re-opened in the fourth quarter of 1998.

SALES

     Sales increased by $734,000, or 3.1%, to $24,593,000 in the thirteen week period ended September 27, 1998, from $23,859,000 in the same period in 1997. Same store sales increased $920,000, or 4.0%, in the thirteen week period ended September 27, 1998, compared to the same period in 1997.

     The Company closed one location during the first quarter of 1998 and renovated another location which re-opened in October of 1998. The lost revenues from these locations in the third quarter of 1998 were partially offset by one new location which opened in August, 1998.

     The Company operated 34 restaurants at September 27, 1998, and 34 restaurants at September 28, 1997. Total restaurant customer count for comparable stores for the thirteen weeks ended September 27, 1998 increased 0.6% to 1,314,000 from 1,306,000 in the comparable period in 1997.

COST OF SALES

     Cost of sales as a percentage of sales decreased to 28.0% in the thirteen week period ended September 27, 1998, from 28.2% in the same period in 1997. This decrease was attributable to a 0.7% decrease in beverage cost as a percentage of beverage revenue (22.4% in the 1998 period versus 23.1% in the 1997 period). The beverage cost decreases were due principally to modest sales price increases in selected beverages for certain locations. The food cost as a percentage of food revenue was 30.1% for both the 1998 and 1997 periods.

PAYROLL AND RELATED COSTS

     Payroll and related costs as a percentage of sales decreased to 31.7% in the thirteen weeks ended September 27, 1998, from 32.2% in the same period in 1997. The decrease in payroll and related costs as a percentage of sales is primarily attributable to the Company having increased sales from same stores during the thirteen weeks ended September 27, 1998 as compared to the same period in 1997.

OPERATING EXPENSES

     Operating expenses as a percentage of sales increased to 23.6% in the thirteen weeks ended September 27, 1998, from 23.5% in the same period in 1997. Operating expenses increased by $184,000 in the thirteen weeks ended September 27, 1998 to $5,801,000 from $5,617,000 in the same period in 1997. The increase in operating expenses both in dollars and as a percentage of sales is primarily attributable to non material individual increases in several expense categories.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $58,000 in the thirteen weeks ended September 27, 1998 to $1,030,000 from $1,088,000 in the same period in 1997. Included in the 1998 and 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion. The decrease in depreciation and amortization expense is primarily attributable to the decrease in pre-opening amortization.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by $94,000 in the thirteen weeks ended September 27, 1998 to $2,132,000 from $2,038,000 in the same period in 1997. The increase is primarily attributable to increases in salaries and wages and legal expenses which were partially offset by decreases in insurance expenses.

INTEREST EXPENSE

     Interest expense decreased by $39,000 in the thirteen weeks ended September 27, 1998 to $77,000 from $116,000 in the same period in 1997. This decrease was attributable to decreased borrowings as well as a decrease in the Company's effective borrowing rate.

INCOME TAXES

     Income taxes increased by $100,000 in the thirteen weeks ended September 27, 1998 to $321,000 from $221,000 in the same period in 1997. The increased expense in the thirteen weeks ended September 27, 1998 reflects the pre-tax income of $867,000 as compared to $597,000 for the same period in 1997. The estimated effective tax rate was 37% for both periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Thirty-nine Weeks Ended September 27, 1998 Compared to Thirty-nine Weeks Ended September 28, 1997

  The following table sets forth the percentage of net sales represented by certain items included in the Company's income statements for the periods indicated:



                                                                             13 Weeks Ended
                                                             ----------------------------------------------
                                                             September 27, 1998          September 28, 1997
                                                             ------------------          ------------------
Sales                                                                100%                      100%
Costs and expenses:
  Cost of sales                                                     27.6                      27.9
  Payroll and related costs                                         31.7                      32.4
  Operating expenses                                                23.7                      23.4
  Depreciation and amortization                                      4.2                       4.4
     Total restaurant operating expenses                            87.2                      88.1
Income from restaurant operations                                   12.8                      11.9
General and administrative expenses                                  9.1                       9.3
  Operating income                                                   3.7                       2.6
Interest expense net                                                 0.3                       0.6
  Income before income taxes                                         3.4                       2.0
Income taxes                                                         1.0                       0.7
                                                                      --
Net income                                                           2.4%                      1.3%

Number of restaurants:
     Restaurants open at beginning of period                          34                        34
     Restaurants open at end of period                                34(1)                     34


(1) Includes one restaurant that was renovated and re-opened in the fourth quarter of 1998.

SALES

     Sales increased by $2,428,000 or 3.5%, to $72,305,000 in the thirty-nine week period ended September 27, 1998, from $69,877,000 in the same period in 1997. Same store sales increased $3,508,000, or 5.4%, in the thirty-nine week period ended September 27, 1998, compared to the same period in 1997.

     The Company closed one location in June, 1997 and closed an additional location during the first quarter of 1998. The Company renovated another location which re-opened in October of 1998. The lost revenues from these locations in the first nine months of 1998 were partially offset by two new locations of which one opened in May, 1997 and the other in August, 1998.

     The Company operated 34 restaurants at September 27, 1998, and 34 restaurants at September 28, 1997. Total restaurant customer count for comparable stores for the thirty-nine weeks ended September 27, 1998 increased 2.0% to 3,681,000 from 3,609,000 in the comparable period in 1997.

COST OF SALES

     Cost of sales as a percentage of sales decreased to 27.6% in the thirty-nine week period ended September 27, 1998, from 27.9% in the same period in 1997. This decrease was attributable to a 0.1% decrease in food cost as a percentage of food revenue (29.6% in the 1998 period versus 29.7% in the 1997 period), and a 0.7% decrease in beverage cost as a percentage of beverage revenue (22.4% in the 1998 period versus 23.1% in the 1997 period). The beverage cost decreases were due principally to modest sales price increases in selected beverages for certain locations.

PAYROLL AND RELATED COSTS

     Payroll and related costs as a percentage of sales decreased to 31.7% in the thirty-nine weeks ended September 27, 1998, from 32.4% in the same period in 1997. The decrease in payroll and related costs as a percentage of sales is primarily attributable to the Company having increased sales from same stores during the thirty-nine weeks ended September 27, 1998 as compared to the same period in 1997.

OPERATING EXPENSES

     Operating expenses as a percentage of sales increased to 23.7% in the thirty-nine weeks ended September 27, 1998, from 23.4% in the same period in 1997. Operating expenses increased by $790,000 in the thirty-nine weeks ended September 27, 1998 to $17,120,000 from $16,330,000 in the same period in 1997.
The increase in operating expenses both in dollars and as a percentage of sales is primarily attributable to increased occupancy costs and increases in other various operating expenses.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization decreased by $58,000 in the thirty-nine weeks ended September 27, 1998 to $3,024,000 from $3,082,000 in the same period in 1997. Included in the 1998 and 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion. The decrease in depreciation and amortization expense is primarily attributable to the decrease in pre-opening amortization.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased by $116,000 in the thirty-nine weeks ended September 27, 1998 to $6,593,000 from $6,477,000 in the same period in 1997. The increase is primarily attributable to increases in salaries and wages, and legal expenses, which were partially offset by decreases in advertising and insurance expenses.

INTEREST EXPENSE

     Interest expense decreased by $224,000 in the thirty-nine weeks ended September 27, 1998 to $223,000 from $447,000 in the same period in 1997. This decrease was attributable to decreased borrowings as well as a decrease in the Company's effective borrowing rate.

INCOME TAXES

     Income taxes increased by $222,000 in the thirty-nine weeks ended September 27, 1998 to $745,000 from $523,000 in the same period in 1997. The increased expense in the thirty-nine weeks ended September 27, 1998 reflects the pre-tax income of $2,438,000 as compared to $1,413,000 for the same period in 1997. The income tax expense at September 27, 1998 includes a state tax refund of approximately $157,000 from the Commonwealth of Massachusetts for amended tax returns that were filed for 1994 and 1995 as a result of a change in the way the Commonwealth of Massachusetts treats the taxation of investments in subsidiaries. The estimated effective tax rate was 37% for both periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At September 27, 1998, the Company's cash position was $326,000 and the Company had a net working capital deficit of $8,013,000.

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

YEAR 2000 DISCLOSURE

     The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000 issue." It is the belief of the Company that the Company has a prudent plan in place to address these issues. The components of our plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of our equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; and the development of a contingency plan.

STATE OF READINESS

     The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do the Company believes that it is on track towards a timely completion. Overall, the Company estimates the organization to be approximately 85% complete in regard to the identification and remediation of Year 2000 issues.

INTERNAL SYSTEMS

     The process the Company is following to achieve Year 2000 compliance for internal systems is as follows: The Company expects to have all of its financial accounting software to be year 2000 compliant by the end of 1998. The Company expects to have the hardware components of its financial accounting system to be Year 2000 compliant by the end of the first quarter of 1999. The Company has point of sales cash register systems at all of its locations. At this time the Company is not aware of any cash register systems that will be affected by the Year 2000 issue.

SUPPLIERS

     The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. The Company has contacted many of its suppliers regarding the Year 2000 issue. The Company has been assured by its major suppliers that there will be no interruption of the delivery of goods and services.

EQUIPMENT

     The Company is in the process of completing an inventory of currently used equipment at the Company. The Company will determine the Year 2000 readiness through communication with the equipment manufacturers and testing where appropriate. At this time the Company is not aware of any equipment which is affected by the Year 2000 issue and will not be repaired or replaced prior to operating problems. The Company, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that our action plan provides a prudent approach towards evaluating equipment, however, some equipment may prove not feasible or impossible to test.

FACILITY RELATED ISSUES

     The Company is in the process of completing an inventory and evaluating facilities related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness through communication with the equipment manufactures and testing where appropriate. At this time the Company is not aware of any facilities related equipment which is affected by the Year 2000 issue and will not be repaired or replaced prior to operating problems. The Company, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that our action plan provides a prudent approach towards evaluating production equipment, however, some equipment may prove not feasible or impossible to test.

COSTS

     The Company is evaluating the total cost of Year 2000 compliance. At this time the Company estimates the total cost of Year 2000 related activities to be less than $100,000.

CONTINGENCY PLAN

     At this time the Company is not aware of any internal systems or external vendors issues related to the Year 2000 which would prevent, or seriously impact the Company from continuing operations before, during, or after the turn of the century.

     Although the Company believes that we are taking prudent action related to the identification and resolution of issues related to the Year 2000 our assessment is still in progress. The Company may never be able to know with certainty whether certain key vendors are compliant, especially those outside the United States. There are also technical vagaries to logic imbedded within microchips which may prove not feasible or impossible to test.

     The Company continues to evaluate the risks associated with potential Year 2000 related failures. As the Company better understands the risks within our unique set of business partners, production processes, and internal systems, the Company will develop a formal contingency plan to alleviate the impact of high potential or serious failures. The Company anticipates having this contingency plan outlined by the end of the first quarter of 1999.

RISKS

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading; "CAUTIONARY STATEMENT."

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

            None

ITEM 5.     OTHER INFORMATION

            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)        Exhibits
                       --------
                       Exhibit 27           Financial Data Schedule

            (b)        Reports on Form 8-K
                       -------------------
                       None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BACK BAY RESTAURANT GROUP, INC.




November 4, 1998                            /s/ Francis P. Bissaillon
                                            ------------------------------------
                                            Francis P. Bissaillon
                                            Executive Vice President and Chief
                                            Financial Officer


November 4, 1998                            /s/ Robert J. Ciampa
                                            ------------------------------------
                                            Robert J. Ciampa
                                            Vice President, Chief Accounting
                                            Officer and Treasurer

                                  EXHIBIT INDEX



Exhibit No.                            Description
-----------                            -----------
     27          Financial Data Schedule