Form 10-K
period 1998-12-27
BACK BAY RESTAURANT GROUP INC
filed 1999-03-29
CIK 883299

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------
                                    FORM 10-K
                              ---------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998

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

                     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing price of the registrant's Common Stock as quoted on the National Association of Securities Dealers Automatic Quotation System on March 2, 1999 was $16,845,486.

     On March 2, 1999, there were 3,462,142 shares of the registrant's Common Stock outstanding.

                         BACK BAY RESTAURANT GROUP, INC.

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE

Item 1.  Business                                                             4

Item 2.  Properties                                                          10

Item 3.  Legal Proceedings                                                   10

Item 4.  Submission of Matters to a Vote of Security Holders                 10


                                     PART II

Item 5.  Market for Registrant's Common Stock and Related                    11
         Stockholder Matters

Item 6.  Selected Consolidated Financial Data                                11

Item 7.  Management's Discussion and Analysis of Financial Condition         13
         and Results of Operations

Item 8.  Financial Statements and Supplementary Data                         21

Item 9.  Changes in and Disagreements With Accountants on Accounting         39
         Disclosure and Financial Disclosure


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  40

Item 11. Executive Compensation                                              42

Item 12. Security Ownership of Certain Beneficial Owners and                 47
         Management

Item 13. Certain Relationships and Related Transactions                      49


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K     51

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Back Bay Restaurant Group, Inc. (the "Company") owns and operates full service restaurants located in New England, New York, New Jersey and Washington, D.C. As of February 24, 1999, the Company operated 34 restaurants, 14 of which feature Northern Italian cuisine and are operated under the Papa.Razzi trade name and 20 of which offer casual American dining. Since it opened its first restaurant in 1964, the Company has followed an operating philosophy of providing value to its customers by featuring generous portions of high quality food, a level of service that is typical of higher priced restaurants, and moderate prices.

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

     In 1998 the average lunch and dinner checks per customer at Papa.Razzi were approximately $13.00 and $20.25, respectively. Sales of alcoholic beverages accounted for 25.8% of Papa.Razzi revenues in 1998.

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

     In 1998, the average lunch and dinner checks per customer at the Company's American-style restaurants were approximately $12.00 and $16.00, respectively. Sales of alcoholic beverages accounted for 28.6% of American concept revenues in 1998.

RESTAURANT LOCATIONS



     The following table presents certain information regarding the restaurants operated by the Company as of February 24, 1999.




                                                                                Approx.      Restaurant
Date                                                                            Seating      Size (Approx.     Lease (1)
Opened         Location                Name                                     Capacity     Sq. Ft.)          Expiration
Northern Italian Concept
------------------------
Nov. 1989      Boston, MA              Papa.Razzi                                   220            6,700           2010
June 1991      Chestnut Hill, MA       Papa.Razzi                                   160            4,050           2014
Oct. 1991      Cambridge, MA           Papa.Razzi                                   219            6,170           2007
June 1992      Concord, MA             Papa.Razzi                                   220           14,000           2019
Aug. 1992      West Hartford, CT       Papa.Razzi                                   239            5,000           2014
Nov. 1992      White Plains, NY        Papa.Razzi                                   280            6,750           2022
Dec. 1992      Burlington, MA          Papa.Razzi                                   350           12,600           2017
Mar. 1993      Wellesley, MA           Papa.Razzi                                   320            9,300           2018
June 1993      Cranston, RI            Papa.Razzi                                   225            6,000           2018
Oct. 1993      Short Hills, NJ         Papa.Razzi                                   202            5,450           2009
May 1994       Hanover, MA             Papa.Razzi                                   230            7,200           2023
June 1994      Westbury, NY            Papa.Razzi                                   280           10,200           2016
Sept. 1994     Paramus, NJ             Papa.Razzi                                   220            5,800           2005
Feb. 1995      Georgetown, D.C.        Papa.Razzi                                   243            8,400           2015

American Concept
----------------
June 1973      Chestnut Hill, MA       Charley's Eating & Drinking Saloon           170            5,000           2014
Sept. 1975     Dedham, MA              J.C. Hillary's                               270            7,920           2011
Oct. 1975      Boston, MA              Abe & Louie's (2) (3)                        411            9,870           2006
Oct. 1978      Boston, MA              The Famous Atlantic Fish Company (3)         169            4,557           2006
Dec. 1984      Boston, MA              Joe's American Bar & Grill                   251            6,317           2010
Nov. 1985      Waterford, CT           Charley's Eating & Drinking Saloon           190            7,108           2000
Aug. 1986      Wayland, MA             Hillary's                                    188            6,100           2015
Feb. 1987      Nashua, NH              Charley's Eating & Drinking Saloon           208            6,597           2002
Sept. 1988     West Hartford, CT       Joe's American Bar & Grill                   230            8,000           2014
Sept. 1989     Woburn, MA              Joe's American Bar & Grill (4)               275            8,100           2023
Jan. 1990      North Attleboro, MA     Charley's Eating & Drinking Saloon           239            6,633           2005
July 1990      Trumbull, CT            J.C. Hillary's                               250            7,090           2005
Nov. 1990      Boston, MA              Charley's Eating & Drinking Saloon           270            7,888           2011
Dec. 1992      Peabody, MA             Joe's American Bar & Grill                   268            6,016           2008
Dec. 1993      Hanover, MA             Joe's American Bar & Grill                   260            7,400           2023
Oct. 1994      Paramus, NJ             Joe's American Bar & Grill                   240            6,100           2005
Dec. 1994      Short Hills, NJ         Joe's American Bar & Grill                   195            5,300           2009
Sept.1996      Braintree, MA           Joe's American Bar & Grill                   310            9,200           2016
May 1997       Boston, MA              Joe's American Bar & Grill                   344            7,500           2016
Aug. 1998      Fairfield, CT           Joe's American Bar & Grill                   226            7,000           2026

(1)    Assumes that the Company exercises all of its extension options.
(2)    Operated as a J.C. Hillary's until February of 1998.
(3) Operated under a lease with an affiliate of Charles F. Sarkis, President and Chief Executive Officer of the Company.
(4)    Operated as J.C. Hillary's until November of 1997.

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



     The Company's growth strategy is focused on obtaining the most desirable location in each market in which it wishes to operate. Once the location is selected, the Company selects the restaurant concept that management believes will most likely take best advantage of the specific characteristics of the site. For example, the Company has not developed a Northern Italian Concept restaurant since February 1995. During the same period, three American Concept restaurants have been developed and two American Concept restaurants were converted to other American Concept brands. Profitability of the American Concept restaurants is moderately greater as a percent of sales than the Northern Italian Concept restaurants. The increased profitability of the American Concept restaurants is largely attributable to the higher profit margins of the Joe's American Bar & Grill restaurants. Profit margins at Joe's American Bar & Grill restaurants, in the aggregate, are higher than the other American Concept and Northern Italian Concept restaurants because of higher average sales per restaurant. The higher average sales figure per restaurant allows for a larger contribution to profitability after payment of fixed costs. The profit margins of the American Concept restaurants are comparable to the profit margins of the Northern Italian restaurants if Joe's American Bar & Grill is excluded from such calculation.



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


EMPLOYEES



     At December 27, 1998, the Company employed approximately 2,600 persons, approximately twenty of whom were corporate personnel and approximately 220 of whom were associated with the management or supervision of the restaurants. The Company considers relations with its employees to be good.



MARKETING


     Management believes that the Company's commitment to customer service and value is the most effective approach to attracting customers. Accordingly, the Company has historically focused its resources on providing its customers with superior service and value, and has relied primarily on word of mouth to attract new and repeat customers. Management believes that its strategy of locating multiple restaurants under the same name within a defined geographic area has enabled newer restaurants to benefit from the name recognition and reputation for quality developed by existing restaurants. The Company employs little print or direct mail advertising, and conducts some radio advertising and local restaurant promotions. During 1998, the Company's expenditures for advertising were less than one percent of its revenues.


     In September 1994, the Company instituted its Preferred Guest Program. Under the program, preferred guests receive a $20 dining certificate good at any of the Company's restaurants each time $200 in food and beverage purchases are reflected in the customer's account. The Company records the liability associated with dining certificates as they vest. As of March 1, 1999, the Company had approximately 20,000 members in its Preferred Guest Program.



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


SERVICE MARKS

     The Company regards its service marks as having significant value and as being an important factor in the marketing of its services. The Company has registered as service marks the words Papa.Razzi, Papa.Razzi's Cucina, Joe's American Bar & Grill, J.C. Hillary's, Hillary's, Charley's Eating & Drinking Saloon, Atlantic Fish Company, Rayz Riverside Cafe, and Abe & Louie's with the United States Patent and Trademark Office. The Company's policy is to pursue registration of its marks and to strenuously oppose infringement of its marks.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of stockholders during the fourth quarter of fiscal year 1998.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded over-the-counter on the NASDAQ National Market System under the symbol PAPA. As of February 15, 1999, there were approximately 50 holders of record of the Company's Common Stock. The Company believes there are substantially more beneficial owners of its Common Stock than there are holders of record.

     The Company has not paid dividends since becoming a public company. The Company presently intends to retain all earnings for use in the operation and expansion of its business and has no present intention to pay cash dividends.

     The quarterly range of high and low sales prices for the Common Stock as reported on NASDAQ for fiscal years 1997 and 1998 are as follows:


                                             1997                       1998
                                       HIGH       LOW            HIGH         LOW

     1st Fiscal Quarter              $4.00        $2.63         $7.75        $4.63
     2nd Fiscal Quarter               5.50         2.88          9.00         7.00
     3rd Fiscal Quarter               8.00         4.25          9.31         6.38
     4th Fiscal Quarter               8.50         5.50          9.88         6.38



ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table summarizes certain historical financial information derived from the Consolidated Financial Statements of the Company. The Selected Consolidated Financial Information (except for Restaurant Operating Data) for the fiscal years ended December 25, 1994, December 31, 1995, December 29, 1996, December 28, 1997 and December 27, 1998 is derived from the audited Consolidated Financial Statements. This information should be read in conjunction with and is qualified by reference to the Consolidated Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report.

                                                                                      YEAR ENDED
                                                               DEC. 25,       DEC. 31,       DEC. 29,      DEC. 28,     DEC. 27,
                                                                1994            1995           1996          1997        1998
                                                               -------        --------        -------       -------     -------
                                                                         (Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Sales                                                          $85,831        $ 93,496        $87,753       $94,904     $99,396
Costs and expenses:
  Cost of sales                                                 23,230          25,980         24,785        26,401      27,509
  Payroll and related costs                                     27,633          30,102         28,327        30,221      31,004
  Operating expenses                                            18,948          21,440         20,398        22,121      23,173
  Depreciation and amortization                                  4,541           4,891          3,880         4,197       4,223
                                                               -------        --------        -------       -------     -------
      Total restaurant operating expenses                       74,352          82,413         77,390        82,940      85,909
                                                               -------        --------        -------       -------     -------
Income from restaurant operations                               11,479          11,083         10,363        11,964      13,487
General and administrative expenses                             10,517          15,129          8,874         8,669       9,180
                                                               -------        --------        -------       -------     -------
      Operating income/(loss)                                      962          (4,046)         1,489         3,295       4,307
Interest expense                                                   118             795            748           548         297
Interest income                                                     (4)             --             --            --          --
                                                               -------        --------        -------       -------     -------
      Income/(loss) before income taxes                            848          (4,841)           741         2,747       4,010
Income taxes                                                       347          (2,031)           274         1,016       1,326
                                                               -------        --------        -------       -------     -------
Net income/(loss)                                              $   501        $ (2,810)       $   467       $ 1,731     $ 2,684
                                                               =======        ========        =======       =======     =======
Net income/(loss) per share Basic                              $  0.14        $  (0.82)       $  0.14       $  0.50     $  0.78
                                                               =======        ========        =======       =======     =======
                            Diluted                            $  0.14        $  (0.82)       $  0.14       $  0.50     $  0.73
                                                               =======        ========        =======       =======     =======
Average common shares and equivalents
  Basic                                                          3,600           3,430          3,434         3,432       3,452
  Diluted                                                        3,623           3,431          3,436         3,474       3,659

RESTAURANT OPERATING DATA:
Average sales per restaurant open for full period (1)          $ 2,570        $  2,595        $ 2,613       $ 2,744     $ 3,014
Restaurants open for full period                                    30              33             33            32          32
Percentage change in comparable restaurant sales (1)              (3.5%)          (2.2%)         (0.8%)        0.04%        5.4%
Total restaurants open at end of period                             37              33             34            34          34

BALANCE SHEET DATA (AT YEAR END):
Total assets                                                   $47,314        $ 46,100        $43,911       $43,072     $46,645
Long term debt                                                   7,600           7,525          6,025         4,000       4,000
Current maturities of long term debt                               542           2,500          1,500            --          --
Total stockholders' equity                                      27,537          24,727         25,202        27,012      29,816

(1) Does not include the 53rd week in the fiscal year ended December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Consolidated Financial Statements which are included herein.

RESULTS OF OPERATIONS

     The following table sets forth the components of income from operations as a percentage of net sales for the periods indicated:


                                                               YEAR ENDED
                                                DECEMBER 29,   DECEMBER 28,    DECEMBER 27,
                                                   1996            1997           1998
                                                -----------    -----------     -----------

Sales                                              100.0%         100.0%          100.0%
Costs and expenses:
   Cost of sales                                    28.2           27.8            27.7
   Payroll and related costs                        32.3           31.9            31.2
   Operating expenses                               23.3           23.3            23.3
   Depreciation and amortization                     4.4            4.4             4.2
                                                   -----          -----           -----
      Total restaurant operating expenses           88.2           87.4            86.4
                                                   -----          -----           -----
Income from restaurant operations                   11.8           12.6            13.6
General and administrative expenses                 10.1            9.1             9.2
                                                   -----          -----           -----
      Operating income/(loss)                        1.7            3.5             4.4
Interest expense                                     0.9            0.6             0.3
                                                   -----          -----           -----
Income/(loss) before income taxes                    0.8            2.9             4.1
Income taxes                                         0.3            1.1             1.4
                                                   -----          -----           -----
Net income/(loss)                                    0.5            1.8             2.7
                                                   =====          =====           =====


                 Fiscal Year 1998 Compared to Fiscal Year 1997

SALES

     Sales increased by $4,492,000 or 4.7%, to $99,396,000 in 1998 from
$94,904,000 in 1997. Same store sales increased $4,828,000, or 5.4%, in the fifty-two weeks in 1998 as compared to the fifty-two weeks in 1997.

     The Company closed one location in June, 1997 and closed an additional location during the first quarter of 1998. The Company renovated another location which was closed for approximately eight months in 1998 and re-opened in October of 1998. The lost revenues from these locations in 1998 were partially offset by two new locations of which one opened in May, 1997 and the other in August, 1998.

     The Company operated 34 restaurants at December 27, 1998 and 34 restaurants at December 28, 1997. Total restaurant customer count for comparable stores for the fifty-two weeks ended December 27, 1998 increased 2.6% to 5,177,000 from 5,047,000 in the comparable period in 1997.

COST OF SALES

     Cost of sales as a percentage of sales decreased to 27.7% in 1998 from 27.8% in 1997. This decrease was attributable to a 0.4% decrease in beverage cost as a percentage of beverage revenue (22.6% in 1998 versus 23.0% in 1997). The beverage cost decrease, as a percentage of beverage revenue, was due principally to modest sales price increases in selected beverages for certain locations. Food cost as a percentage of food revenue was 29.6% for both 1998 and 1997.

PAYROLL AND RELATED COSTS

Payroll and related costs as a percentage of sales decreased to 31.2% in 1998 from 31.9% in 1997. The decrease in payroll and related costs as a percentage of sales is primarily attributable to the Company having increased sales from same stores in 1998 as compared to 1997.

OPERATING EXPENSES

Operating expenses as a percentage of sales were at 23.3% for both 1998 and 1997. Operating expenses increased in 1998 to $23,173,000 from $22,121,000 in 1997. The increase in operating expenses in dollars is primarily attributable to increased occupancy costs and increases in other various operating expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased by $26,000 in 1998 to $4,223,000 from $4,197,000 in 1997. Included in the 1998 and 1997 amortization is the amortization of pre-opening costs of new restaurants opened during the prior 12-month period. The Company amortizes such pre-opening costs over the 12-month period immediately following an opening or conversion.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased by $511,000 in 1998 to $9,180,000 from $8,669,000 in 1997. The increase is primarily attributable to increases in salaries and wages and legal expenses, which were partially offset by decreases in advertising and insurance expenses.

INTEREST EXPENSE

Interest expense decreased by $251,000 in 1998 to $297,000 from $548,000 in 1997. This decrease was attributable to decreased borrowings as well as a decrease in the Company's effective borrowing rate.

INCOME TAXES

Income taxes increased by $310,000 in 1998 to $1,326,000 from $1,016,000 in 1997. The increased expense in 1998 reflects the pre-tax income of $4,010,000 as compared to $2,747,000 in 1997. The income tax expense at December 27, 1998 includes a state tax refund of approximately $157,000 from the Commonwealth of Massachusetts for amended tax returns that were filed for 1994 and 1995 as a result of a change in the way the Commonwealth of Massachusetts treats the taxation of investments in subsidiaries. The estimated effective tax rate was 37% for both periods.

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

Cost of Sales

     Cost of sales as a percentage of sales decreased to 27.8% in 1997 from 28.2% in 1996. This decrease was attributable to a 0.3% decrease in food cost as a percentage of food revenue (29.6% in 1997 versus 29.9% in 1996), and a 0.7% decrease in beverage cost as a percentage of beverage revenue (23.0% in 1997 versus 23.7% in 1996). The food cost decrease, as a percentage of food revenue, was due principally to price decreases in olive oil and pasta. The beverage cost decrease, as a percentage of beverage revenue, was due principally to modest sales price increases in selected wines.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company, similar to many restaurant businesses, requires little or no working capital because it does not have significant inventory or trade receivables and receives several weeks of trade credit in purchasing food and supplies. At December 27, 1998, the Company's cash position was $2,598,000 and the Company had a net working capital deficit of $7,683,000. At December 28, 1997, the Company's cash position was $1,915,000 and the Company had a net working capital deficit of $7,736,000.

The Company requires capital primarily for the development and construction of new restaurants and the conversion of existing restaurants. In recent years, the Company's primary sources of capital have been cash flow from its operations, borrowings and landlord contributions to restaurant construction costs. The Company intends to be very selective in its approval of sites for new units and will be limiting the number of restaurant openings in 1999. The Company expects to fund any capital expenditures for 1999 from internally generated cash. The Company believes that cash flow from operations and credit available under the revolving loan agreement will be sufficient to meet future needs.

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

INTERNAL SYSTEMS

     The process the Company is following to achieve Year 2000 compliance for internal systems is as follows: The Company expects to have all of its financial accounting software to be year 2000 compliant by the end of the second quarter of 1999. The Company expects to have the hardware components of its financial accounting system to be Year 2000 compliant by the end of the first quarter of 1999. The Company has point of sales cash register systems at all of its locations. Eleven of these systems will not roll over to the year 2000. Programming will be completed to resolve this issue by the end of the second quarter of 1999. All restaurant operating systems will be compliant by the end of the third quarter of 1999. Testing is current with no issues identified.

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

COSTS

     The Company is evaluating the total cost of Year 2000 compliance. At this time the Company estimates the total cost of Year 2000 related activities to be less than $100,000, of which the Company has paid approximately $30,000 through December 27, 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                          PAGE

Report of Independent Accountants                                           22
Consolidated Balance Sheets as of December 28, 1997 and
     December 27, 1998                                                      23
Consolidated Statements of Operations for the Years
     Ended December 29, 1996, December 28, 1997 and
     December 27, 1998                                                      24
Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended December 29, 1996,
     December 28, 1997 and December 27, 1998                                25
Consolidated Statements of Cash Flows for the Years Ended
     December 29, 1996, December 28, 1997 and December 27, 1998             26
Notes to Consolidated Financial Statements                                  27

[PWC Logo]


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of the Back Bay Restaurant Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Back Bay Restaurant Group, Inc. and its subsidiaries (the "Company") at December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                                      PricewaterhouseCoopers LLP


Boston, Massachusetts
February 12, 1999, except as to the
information presented in Note 10,
for which the date is March 26, 1999.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (in thousands)

                                                             DECEMBER 28, 1997   DECEMBER 27, 1998
                                                             -----------------   -----------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                  $ 1,915              $ 2,598
      Accounts receivable                                            219                  140
      Inventories                                                    783                  834
      Prepaid expenses and other current assets                      874                1,025
      Deferred income taxes                                          259                  251
                                                                 -------              -------
        Total current assets                                       4,050                4,848
                                                                 -------              -------
   Buildings and improvements                                      4,303                4,303
   Furniture, fixtures and equipment                              18,119               20,187
   Leasehold improvements                                         32,339               35,790
   Lease rights                                                    2,826                2,826
                                                                 -------              -------
                                                                  57,587               63,106
   Less:  accumulated depreciation and amortization               27,182               30,063
                                                                 -------              -------
      Net property, plant and equipment                           30,405               33,043
                                                                 -------              -------
   Other assets:
      Goodwill, net of accumulated amortization                    4,884                4,716
      Trade names and trademarks, net of
        accumulated amortization                                   1,252                1,208
      Deferred income taxes                                        1,698                1,981
      Other assets, net of accumulated amortization                  783                  849
                                                                 -------              -------
        Total other assets                                         8,617                8,754
                                                                 -------              -------
          Total assets                                           $43,072              $46,645
                                                                 =======              =======

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                            $ 3,333              $ 3,253
     Accrued expenses                                              8,058                8,463
     Income taxes payable                                            395                  815
                                                                 -------              -------
      Total current liabilities                                   11,786               12,531
                                                                 -------              -------
 Deferred rent                                                       216                  192
 Other long term liability                                            58                  106
 Long term debt                                                    4,000                4,000
 Commitments and contingencies
   Stockholders' equity:
   Common stock, $.01 par value; authorized
      20,000 shares; 3,431 shares issued and
      outstanding in 1997 and 3,461 in 1998                           36                   37
   Additional paid-in capital                                     23,118               23,237
   Retained earnings                                               5,657                8,341
                                                                 -------              -------
                                                                  28,811               31,615
   Less treasury stock, 208 shares at cost
      in 1997 and 1998                                             1,799                1,799
                                                                 -------              -------
        Total stockholders' equity                                27,012               29,816
                                                                 -------              -------
          Total liabilities and stockholders' equity             $43,072              $46,645
                                                                 =======              =======



The accompanying notes are an integral part of these consolidated financial statements.

                BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)


                                                   FIFTY-TWO           FIFTY-TWO             FIFTY-TWO
                                                  WEEKS ENDED          WEEKS ENDED          WEEKS ENDED
                                               DECEMBER 29, 1996    DECEMBER 28, 1997    DECEMBER 27, 1998
                                               -----------------    -----------------    -----------------
Sales                                                $87,753             $94,904               $99,396
Costs and expenses:
  Cost of sales                                       24,785              26,401                27,509
  Payroll and related costs                           28,327              30,221                31,004
  Operating expenses                                  20,398              22,121                23,173
  Depreciation and amortization                        3,880               4,197                 4,223
                                                     -------             -------               -------
     Total restaurant operating expenses              77,390              82,940                85,909
                                                     -------             -------               -------
Income from restaurant operations                     10,363              11,964                13,487
General and administrative expenses                    8,874               8,669                 9,180
                                                     -------             -------               -------
     Operating income                                  1,489               3,295                 4,307
Interest expense                                         748                 548                   297
                                                     -------             -------               -------
Income before income taxes                               741               2,747                 4,010
Income taxes                                             274               1,016                 1,326
                                                     -------             -------               -------
Net income                                           $   467             $ 1,731               $ 2,684
                                                     -------             =======               =======

Net income per share        Basic                    $  0.14             $  0.50               $  0.78
                                                     =======             =======               =======
                            Diluted                  $  0.14             $  0.50               $  0.73
                                                     =======             =======               =======

Average common shares and equivalents
        Basic                                          3,434               3,432                 3,452
        Diluted                                        3,436               3,474                 3,659












The accompanying notes are an integral part of these consolidated financial statements.

               BACK BAY RESTAURANT GROUP, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (in thousands)


                                                     ADDITIONAL                                         TOTAL
                                        COMMON        PAID-IN        RETAINED         TREASURY       STOCKHOLDERS'
                                        STOCK         CAPITAL        EARNINGS          STOCK            EQUITY
                                       -------       ----------      --------         --------       -------------

Balance, December 31, 1995             $    36        $23,031         $ 3,459         $ (1,799)        $24,727
  Net income                                --             --             467               --             467
  Restricted stock compensation             --              8              --               --               8
                                       -------        -------         -------         --------         -------

Balance, December 29, 1996                  36         23,039           3,926           (1,799)         25,202
  Net income                                --             --           1,731               --           1,731
  Exercise of stock option                  --              7              --               --               7
  Restricted stock compensation             --             (8)             --               --              (8)
  Deferred stock compensation               --             80              --               --              80
                                       -------        -------         -------         --------         -------

Balance, December 28, 1997                  36         23,118           5,657           (1,799)         27,012
  Net income                                --             --           2,684               --           2,684
  Exercise of stock option                   1            113              --               --             114
  Restricted stock compensation             --              6              --               --               6
                                       -------        -------         -------         --------         -------

Balance, December 27, 1998             $    37        $23,237         $ 8,341         $ (1,799)        $29,816
                                       =======        =======         =======         ========         =======











The accompanying notes are an integral part of these consolidated financial statements.

                         BACK BAY RESTAURANT GROUP, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

                                                                      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                                                      DECEMBER 29,    DECEMBER 28,     DECEMBER 27,
                                                                         1996             1997            1998
                                                                      -----------     -----------      ----------
Cash flows from operating activities:
  Net income                                                            $   467         $ 1,731         $ 2,684
  Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                          3,966           4,293           4,296
   Loss on disposal of fixed assets                                          --              --              43
   Loss on equity investment                                                473              --              --
   Changes in operating assets and liabilities:
 Decrease in accounts receivable                                            103              33              79
 (Increase)/decrease in inventories                                           2             (96)            (51)
 Increase in prepaid expenses and other
     current assets                                                        (371)           (265)           (316)
  Decrease in prepaid income taxes                                           13              --              --
  (Increase)/decrease in other assets                                        22             (87)           (102)
  Increase/(decrease) in accounts payable and accrued expense              (404)          1,059             493
  Increase in income taxes payable                                          284             111             420
  Decrease in deferred rent                                                 (44)           (225)            (24)
  Increase in other long term liability                                      --              58              48
  (Increase)/decrease in deferred taxes                                     282             (90)           (275)
                                                                        -------         -------         -------
        Net cash provided by operating activities                         4,793           6,522           7,295
                                                                        -------         -------         -------

Cash flows from investing activities:
    Investment in partnership                                              (157)             --              --
    Capital expenditures                                                 (3,843)         (3,887)         (6,739)
    Acquisition of other assets                                            (275)             --              --
    Proceeds from sale of fixed assets                                       --           1,382               7
                                                                        -------         -------         -------
        Net cash used for investing activities                           (4,275)         (2,505)         (6,732)
                                                                        -------         -------         -------

Cash flows from financing activities:
  Proceeds from debt                                                        300              --              --
  Principal payments of debt                                             (2,800)         (3,525)             --
  Cancellation of stock option                                               --              (8)             --
  Cancellation of deferred stock compensation                                --              80              --
  Restricted stock compensation                                              --              --               6
  Exercise of stock option                                                   --               7             114
                                                                        -------         -------         -------
     Net cash provided by (used for) financing activities                (2,500)         (3,446)            120
                                                                        -------         -------         -------
Net increase (decrease) in cash and cash equivalents                     (1,982)            571             683
Cash and cash equivalents at beginning of period                          3,326           1,344           1,915
                                                                        -------         -------         -------
Cash and cash equivalents at end of period                              $ 1,344         $ 1,915         $ 2,598
                                                                        =======         =======         =======

Supplemental disclosures of cash flow information:
  Interest paid                                                         $   823         $   584         $   308
                                                                        =======         =======         =======
  Income taxes paid                                                     $   315         $ 1,032         $ 1,392
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

NATURE OF OPERATIONS
     The Company owns and operates full service restaurants located in New England, New York, New Jersey and Washington, D.C. As of March 1, 1999, the Company operated 34 restaurants, 14 of which feature Northern Italian cuisine and are operated under the Papa.Razzi trade name and 20 of which offer casual American dining.

FISCAL YEAR
     The Company's fiscal year ends on the Sunday closest to the end of December and includes 52 weeks in 1996, 52 weeks in 1997 and 52 weeks in 1998.

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

       In April 1998, AcSec issued Statement of Position No. 98-5 (SOP 98-5) which requires start-up activities to be expensed instead of capitalized. The Statement is effective for financial statements for periods beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted. Implementation of this Statement will result in $183,000 of expense for capitalized start-up costs in the first quarter of next year.

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

       Interest is capitalized in connection with the construction of new locations. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Capitalized interest amounted to $23,000 in 1996, $0 in 1997 and $0 in 1998.

INTANGIBLE ASSETS
       Intangible assets, including goodwill, trade names and trademarks are stated at cost and are amortized over 40 years on a straight-line basis. Accumulated amortization was approximately $2,291,000 and $2,503,000 as of December 28, 1997 and December 27, 1998, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS

       Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standard No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Company's financial statements.

       Effective December 29, 1997, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This statement revised guidelines for determining an entity's operating segments and the type of financial information to be disclosed. The adoption of this statement had no impact on the Company's financial statements as the Company has one operating segment.

       As of the beginning of fiscal 1998, management adopted Statement of Position No. 98-1 (SOP 98-1) which requires certain costs incurred in developing or obtaining internal-use computer software to be capitalized. The SOP is effective for fiscal years beginning after December 15, 1998. However, earlier application is encouraged in fiscal years for which financial statements have not been issued. The Company has made the early adoption election and has capitalized approximately $41,000 as of December 27, 1998.

       In April 1998, AcSec issued Statement of Position No. 98-5 (SOP 98-5) which requires start-up activities to be expensed instead of capitalized. The Statement is effective for financial statements for periods beginning after December 15, 1998. Initial application of the SOP should be as of the beginning of the fiscal year in which the SOP is first adopted. Implementation of this Statement will result in $183,000 of expense for capitalized start-up costs in the first quarter of next year.

                         BACK BAY RESTAURANT GROUP, INC.

INCOME TAXES
       Deferred tax assets and liabilities are recognizable based on temporary differences between the financial statement and tax basis of assets and liabilities using current statutory tax rates.

PREFERRED GUEST PROGRAM
       The Company provides a liability for gift certificates issued to participants in its preferred guest program. The liability associated with these certificates is recorded as they vest.


2.     PREPAID EXPENSES AND OTHER CURRENT ASSETS  (in thousands)

       Prepaid expenses and other current assets consisted of the following:

                                 December 28, 1997      December 27, 1998
                                 -----------------      -----------------

        Preopening costs                $73                    $183
        Prepaid insurance                25                      99
        Prepaid rent                    548                     582
        Other                           228                     161
                                       ----                  ------
               Total                   $874                  $1,025
                                       ====                  ======

                         BACK BAY RESTAURANT GROUP, INC.

3.     ACCRUED EXPENSES  (in thousands)

       Accrued expenses consisted of the following:

                                              December 28, 1997     December 27, 1998
                                              -----------------     -----------------

        Payroll and payroll taxes                    $1,889                $2,395
        Rent expense                                  2,275                 2,590
        Reserve for store closings                      771                   550
        Insurance                                     1,204                   779
        Meals Tax                                       366                   653
        Gift Certificates                               760                   972
        Other                                           793                   524
                                                     ------                ------
        Total accrued expenses                       $8,058                $8,463
                                                     ======                ======


4.     LONG-TERM DEBT  (in thousands)

Long-term debt consists of the following:

                                                             December 28, 1997     December 27, 1998
                                                             -----------------     -----------------
Revolving Credit and Term Loan Agreement base
       rate or, at the option of the Company, LIBOR
       plus 1.0% (6.0% at December 27, 1998)                       4,000                  4,000



Less: current maturities                                              --                     --
                                                                  ------                 ------
       Total long-term debt                                       $4,000                 $4,000
                                                                  ======                 ======

                         BACK BAY RESTAURANT GROUP, INC.

       The Company has a revolving credit and term loan agreement (the "Loan Agreement") with BankBoston (the "Bank"). At December 27, 1998, the Company had an outstanding balance of $4,000,000 under the Loan Agreement. On May 7, 1998, the Company executed an amended and restated loan agreement with BankBoston, NA. Under the amended Loan Agreement, the Company can borrow up to $20,000,000 on a three year revolver that converts to a 4 year term note. The pricing of the loan is on a sliding scale based on a ratio of senior debt to EBITDA. The Company's obligation under the Loan Agreement is collateralized by certain property, plant and equipment and intangible assets. The Loan Agreement contains restrictions relating to future indebtedness, contingent liabilities, encumbrances, the merger, acquisition or sale of assets, additional stock issuance, equity distributions, cash dividends, and redemptions, capital expenditures, investments, ERISA and transactions with affiliates. The Loan Agreement also requires the maintenance of certain financial ratios and covenants, of which the most restrictive covenant is the total debt service coverage. Under this arrangement the Company and its subsidiaries are required, for each period of four consecutive fiscal quarters, commencing with the period ending March 29, 1998, to maintain a ratio of consolidated cash available to pay fixed charges to consolidated fixed charges of not less than 1.50 to 1. The Company was in compliance with all its covenants at December 27, 1998.

                         BACK BAY RESTAURANT GROUP, INC.

5.     COMMITMENTS AND CONTINGENCIES

LEASES
       The Company leases facilities under operating leases expiring at various dates through January 2027, which includes available option renewal periods. Most of the leases require payment of certain additional expenses such as maintenance, repairs, insurance and real estate taxes, and additional contingent rentals based on a percentage of sales specific to each leased facility. Rent is charged to operations on a straight-line basis for certain leases with escalation clauses. Rent expense for the years ended December 29, 1996, December 28, 1997 and December 27, 1998 was approximately $5,518,000, $6,083,000 and
$6,156,000 respectively (including approximately $734,000, $855,000 and $907,000 in 1996, 1997 and 1998 respectively, attributable to percentage rent in excess of base amounts).

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

Future minimum payments relating to all operating leases as of December 27, 1998 are as follows:

               Years                                  Amount
               -----                                  ------
               1999                                $ 5,171,000
               2000                                  4,951,000
               2001                                  4,794,000
               2002                                  4,666,000
               2003                                  4,472,000
            Thereafter                              24,127,000
                                                   -----------
                                                   $48,181,000
                                                   ===========

                         BACK BAY RESTAURANT GROUP, INC.

LITIGATION
       The Company is involved in routine litigation from time to time. The litigation in which the Company is currently involved, in the opinion of Company management, is not material to the Company's consolidated financial condition or results of operations.


6.     INCOME TAXES

The following is a comparative analysis of the provisions for income taxes:

                                               December 29, 1996   December 28, 1997   December 27, 1998
                                               -----------------   -----------------   -----------------

Income before income taxes                          $741,000           $2,747,000         $4,010,000
                                                    ========           ==========        ===========
Provision for income taxes
   Federal                                           183,000              701,000          1,135,000
   State                                              91,000              315,000            191,000
                                                    --------           ----------        -----------
      Income tax provision                          $274,000           $1,016,000         $1,326,000
                                                    ========           ==========        ===========

Components of the provision/benefit
Current
   Federal                                          $177,000             $686,000         $1,345,000
    State                                            124,000              421,000            256,000
                                                    --------           ----------        -----------
                                                     301,000            1,107,000          1,601,000
Deferred
   Federal                                             6,000               15,000           (210,000)
    State                                            (33,000)            (106,000)           (65,000)
                                                    --------           ----------        -----------
                                                     (27,000)             (91,000)          (275,000)
                                                    --------           ----------        -----------
                             Total                  $274,000           $1,016,000         $1,326,000
                                                    ========           ==========        ===========


                         BACK BAY RESTAURANT GROUP, INC.

     The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                 DECEMBER 29, 1996     DECEMBER 28, 1997     DECEMBER 27, 1998
                                                 -----------------     -----------------     -----------------
ASSETS

Pre-opening costs                                   $  129,000            $  134,000            $  119,000
Deferred rentals                                       177,000                87,000                77,000
Reserves and accruals                                1,234,000             1,060,000               928,000
Step-rents                                             520,000               820,000               945,000
Credit carryforwards                                   358,000                    --                    --
State net operating loss carryforwards                 435,000               566,000               631,000
Other                                                   32,000                    --                    --
Fixed assets
                                                            --               403,000               686,000
                                                    ----------            ----------            ----------

GROSS DEFERRED TAX ASSETS                           $2,885,000            $3,070,000            $3,386,000
                                                    ----------            ----------            ----------

LIABILITIES
Fixed assets                                        $   13,000                    --                    --
Intangibles                                            570,000               547,000               523,000
                                                    ----------            ----------            ----------

GROSS DEFERRED TAX LIABILITIES                      $  583,000            $  547,000            $  523,000
                                                    ----------            ----------            ----------

NET (LIABILITY)/ASSET BEFORE VALUATION              $2,302,000            $2,523,000            $2,863,000
    ALLOWANCE
Valuation allowance                                   (435,000)             (566,000)             (631,000)
                                                    ----------            ----------            ----------
Adjusted net (liability)/asset                      $1,867,000            $1,957,000            $2,232,000
                                                    ==========            ==========            ==========




The state net operating losses expire between 1999 and 2012.

The valuation allowance is provided against state net operating loss carry-forwards, the realization of which are uncertain due to state separate entity limitations and short carry-forward periods.

                         BACK BAY RESTAURANT GROUP, INC.

     A reconciliation of the statutory federal income tax rate and effective tax rate as a percentage of pretax income is as follows:

                                                    DEC. 29, 1996    DEC. 28, 1997    DEC. 27, 1998
                                                    -------------    -------------    -------------

Statutory federal rate                                   34.0%            34.0%           34.0%
State income taxes, net of federal benefit                8.1              7.6             3.2
Non-deductible goodwill amortization                      7.7              2.1             1.4
Wage based tax credits                                  (12.8)            (7.3)           (6.6)
Other                                                      --              0.6             1.1
                                                        -----             ----           -----
                                                         37.0%            37.0%           33.1%
                                                        =====             ====           =====








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

       On December 26, 1991, the Company adopted a stock option plan (the "Plan") pursuant to which certain directors, officers and key employees of the Company may be granted options to acquire shares of the Company's common stock. The Plan includes provisions for both incentive and non-qualified stock options. Each grant that is issued has a term life of not greater than 10 years and a general vesting period of three years. At the 1993 Annual Meeting of Stockholders, the Company's stockholders approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the Plan upon the exercise of stock options to 730,000 shares. Annual grants are determined by a disinterested committee (the "Committee") of the Company's Board of Directors. Incentive Stock Options may be granted at an exercise price of not less than the fair market value of the common stock at the date of grant. Non-Qualified Stock Options may be granted at an exercise price of not less than 85% of the fair market value of the common stock at the date of the grant. Options granted to officers and key employees vest on a schedule determined by the Committee and options granted to directors become exercisable on December 31 of the year in which they are granted. At December 27, 1998 the Company has granted options for 536,436 shares of common stock at prices of $2.88 to $8.88 per share. At December 27, 1998, there were 190,257 options outstanding that are vested. At December 27, 1998, 164,521 shares were available for future option grants.

                        BACK BAY RESTARUANT GROUP, INC.

     A summary of the Company's stock option activity as of December 27, 1998, December 28, 1997 and December 29, 1996 is presented below:



                                                 1996                          1997                     1998
                                        ----------------------       -----------------------   -----------------------
                                                       Weighted                     Weighted                  Weighted
                                                       Average                      Average                   Average
                                                       Exercise                     Exercise                  Exercise
                                         Shares         Price         Shares         Price      Shares         Price
                                         ------         -----         ------         -----      ------         -----
Outstanding at beginning of year         447,056        $8.67         459,615        $7.87      576,832        $4.28
Granted at fair market value             106,764         4.13         530,337         4.17       12,600         7.26
Exercised                                     --           --          (1,811)        4.25      (26,966)        4.20
Canceled                                 (94,205)        7.27        (411,309)        8.15      (26,030)        4.85
                                         -------                      -------                   -------
Outstanding at end of year               459,615         7.87         576,832         4.28      536,436         4.29
                                         =======                      =======                   =======
Options exercisable at year-end          355,201         8.97          35,700         6.21      190,257         4.33
                                         =======                      =======                   =======
Options available for future grant       270,119                      151,091                   164,521
                                         =======                      =======                   =======
Weighted average fair value of
 options granted during the year                        $2.32                        $2.07                     $4.09
                                                        =====                        =====                     =====


                         BACK BAY RESTAURANT GROUP, INC.

       The fair value of each option granted during 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (1) dividend yield of 0, (2) expected volatility of 60%, (3) risk-free interest rate ranging from 4.461% to 5.660% and (4) expected life of
5.0 years.

       The following table summarizes information about stock options outstanding at December 27, 1998:

                                         Options Outstanding                        Options Exercisable
                              ---------------------------------------------     ---------------------------
                                 Number         Wgtd. Ave.       Wgtd. Ave.        Number        Wgtd. Ave.
                              Outstanding       Remaining         Exercise       Exercisable       Exercise
Range of Exercise Prices      at 12/27/98      Contr. Life         Price        at 12/27/98          Price
- ------------------------      -----------      -----------       ----------     ------------     ----------

  $ 2.5000 - $ 6.0000           507,573            8.3           $4.0994           177,128         $4.0742
  $ 6.0100 - $10.0000            28,863            8.0           $7.6183            13,129         $ 7.765
  $10.0100 - $14.0000                 0              0                 0                 0               0
  $14.0100 - $18.0000                 0              0                 0                 0               0
                                -------            ---           -------           -------         -------
                                536,436            8.3           $4.2888           190,257         $4.3307
                                =======            ===           =======           =======         =======

     Had compensation cost for the Company 1998 grants under the Plan been determined consistent with SFAS 123, the Company's compensation expense would have increased by $369,000, $242,000 and $63,000, respectively for 1998, 1997 and 1996. The Company's net income, net income applicable to common share owners, and net income per common share for 1998 would approximate the pro forma amounts below (in thousands except per share data):

                                                 AS REPORTED                      PRO FORMA
                                        1996       1997     1998        1996        1997     1998
                                       -------    ------    -----      -------     ------    -----

Net income                             $  467     $1,731   $2,684      $  427      $1,578   $2,451
Net income applicable to common
  share owners                         $  467     $1,731   $2,684      $  427      $1,578   $2,451
Net income per share Basic             $ 0.14     $ 0.50   $ 0.78      $ 0.12      $ 0.45   $ 0.71
Net income per share Diluted           $ 0.14     $ 0.50   $ 0.73      $ 0.12      $ 0.45   $ 0.67



The effects of applying SFAS in this pro forma are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

                         BACK BAY RESTAURANT GROUP, INC.

8.      FASB 128 EARNINGS PER SHARE

                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                    DECEMBER 29, 1996             DECEMBER 28, 1997              DECEMBER 27, 1998
                                -------------------------      ------------------------       ------------------------
                                                    Per                            Per                            Per
                                Income    Shares   Shares      Income   Shares    Share       Income   Shares    Share
                                ------    ------   ------      ------   ------    -----       ------   ------    -----

Basic EPS
     Income available to
      common stockholders       $467       3,434    $0.14      $1,731    3,432    $0.50       $2,684    3,452    $0.78
Effect of Diluted Securities
     Stock options                --           2       --          --       42       --          --       207     0.05
Diluted EPS                     $467       3,436    $0.14      $1,731    3,474    $0.50       $2,684    3,659    $0.73


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

       At December 29, 1996 the Company had settled its lease obligations for two of the three stores that closed in 1995 at terms more favorable than originally estimated and had closed an additional location. The closed location, which was a joint venture accounted for under the equity method of accounting, was closed during the third quarter of 1996 and the related charges were offset against the accrual. During 1997 the Company closed another location and sold one undeveloped restaurant site. The net asset value of both these locations were offset against the accrual. Included in the charges for 1997 were cash payments of approximately $312,000 to settle lease obligations. During 1998 the Company closed one location. The net asset value of this location was reserved for in 1995 and the related charges were offset against the accrual. Included in the charges for 1998 were cash payments of approximately $32,000 to settle lease obligations. The Company has eliminated the provision which was previously set up for the conversion of a location to a different concept, and has added to the plan a provision for the net asset value of an additional location. As of December 27, 1998 the remaining accrual is $550,000, which management believes is adequate to complete the plan by the end of fiscal 1999.


10.     SUBSEQUENT EVENT

    On March 26, 1999 a majority of the Company's shareholders approved a merger agreement between the Company and SRC Holdings, Inc., a Delaware Corporation (the "Acquiror"), pursuant to which the Acquiror will be merged (the "Merger") with and into the Company, with the Company being the surviving corporation of the Merger. The Acquiror is a newly incorporated entity organized by Charles F. Sarkis, the Company's Chairman and Chief Executive Officer. As a result of the merger, the holders of common stock, other than certain affiliated shareholders, will receive $10.25 in cash in exchange for each share of Common Stock of the Company that they own.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table sets forth information regarding each Director of the Company.

                                                BUSINESS EXPERIENCE AND                         DIRECTOR
               NAME                              CURRENT DIRECTORSHIPS                AGE        SINCE
               ----                             -----------------------               ---       --------
(Class I -- Term to Expire 2001)
Joseph M. Cassin..................  Partner in the New York law firm Cassin, Cassin   58          1992
                                    & Joseph.

Richard P. Dalton.................  President and Chief Executive Officer of WGI      50          1992
                                    since October 1992, Executive Vice President of
                                    WGI from 1988 to 1992 and Chief Operating
                                    Officer of WGI since 1989. From 1988 until 1989
                                    he served as Chief Financial Officer of WGI,
                                    from 1984 until 1988 he served as Vice President
                                    of WGI and from 1974 to 1989 he served as
                                    Treasurer of WGI. Mr. Dalton is also a Director
                                    of WGI.

Irwin Chafetz.....................  President and principal of Interface Group-       62          1995
                                    International, New England's largest charter
                                    tour operator. Until April 1995, he was Vice
                                    President and a principal of Interface
                                    Group-Nevada, Inc., which operated COMDEX, the
                                    largest American trade show. Mr. Chafetz is also
                                    a Director of Syratech Corporation.

(Class II -- Term to Expire 1999)

Richard K. Howe...................  President and Co-owner of Penobscot Bay           54          1992
                                    Provisions Co. Consultant to John Hancock
                                    Freedom Securities Corporation and its
                                    subsidiary, Tucker Anthony, Inc. from July 1992
                                    to March 1996. Prior to July 1992, Mr. Howe was
                                    an Executive Vice President and Director of
                                    Tucker Anthony, Inc. and an officer and/or
                                    Director of its parent corporation and
                                    affiliates. Mr. Howe is also a Director of Chic
                                    by H.I.S., Inc.

Francis P. Bissaillon.............  Chief Financial Officer of the Company since      50          1994
                                    March 1993. Executive Vice President since
                                    October 1995, Secretary since June 1997 and Vice
                                    President from March 1993 to October 1995. Prior
                                    to working for the Company, Mr. Bissaillon
                                    served as Chief Operating Officer of La Quinta
                                    Motor Inns, Inc. ("La Quinta"). Prior to July
                                    1991, Mr. Bissaillon served as Senior Vice
                                    President-Administration and Treasurer of La
                                    Quinta.

(Class III -- Term to Expire 2000)

Charles F. Sarkis.................  President, Chief Executive Officer and Chairman   59          1983
                                    of the Board of Directors of the Company since
                                    1983 and Chairman of the Board of The Westwood
                                    Group, Inc. ("WGI") since 1978. Prior to October
                                    1992, served as President and Chief Executive
                                    Officer of WGI.

                                                BUSINESS EXPERIENCE AND                         DIRECTOR
               NAME                              CURRENT DIRECTORSHIPS                AGE        SINCE
               ----                             -----------------------               ---       --------
Robert S. Parker..................  Dean Emeritus and Robert S. Parker Professor of   60          1992
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

     During 1998, the Board of Directors held three meetings. Each Director who is not an officer or employee of the Company is entitled to receive $1,500 for each meeting of the Board of Directors he attends and $1,500 for each committee meeting he attends that takes place on a date other than the date of a Board of Directors meeting. All of the Directors attended at least 75% of the aggregate of the Board and relevant committee meetings during 1998.

     The Audit Committee, composed of Richard K. Howe and Robert S. Parker, held three meetings during 1998. The Audit Committee recommends to the Board of Directors the independent public accountants to be engaged by the Company; reviews with the independent public accountants and management the Company's internal accounting procedures and controls; and reviews with the independent public accountants the scope and results of the auditing engagement.

     The Compensation Committee, composed of Joseph M. Cassin, Irwin Chafetz, Richard P. Dalton and Robert S. Parker, held two meetings during 1998. The Compensation Committee administers the Company's compensation plans and makes decisions regarding the compensation of senior management and other matters relating to compensation.

     The Company does not have a nominating committee.

EXECUTIVE OFFICERS

     Certain information regarding the identity and background of the Company's executive officers is set forth below. All of the Company's executive officers have been elected for terms continuing until their successors are duly elected and qualified.

     Charles F. Sarkis, age 59, is Chairman of the Board, President and Chief Executive Officer of the Company and has served in such capacities for the Company and its predecessors since 1964.

     Francis P. Bissaillon, age 50, has served as Chief Financial Officer of the Company since March 1993. Mr. Bissaillon has served as an Executive Vice President of the Company since October 1995, as Secretary since June 1997 and served as Vice President from March 1993 to October 1995.

     Mark L. Hartzfeld, age 52, has served as an Executive Vice President and Chief Operating Officer of the Company since October 1995. He served as Senior Vice President of Real Estate and Development of the Company from 1992 to October 1995, and prior to that served as Vice President of Development since 1986.

     Robert J. Ciampa, age 43, has served as Vice President, Chief Accounting Officer and Treasurer of the Company since October 1992. Mr. Ciampa has served as Chief Accounting Officer of the Company and its predecessors since 1978.

     Ann Marie Lagrotteria, age 34, has served as Vice President, Operations and Training since August 1997 and served as Director of Training from September 1995 to August 1997. Ms. Lagrotteria has been involved in restaurant operations with the Company for eleven years.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely on the review of Forms 3, 4 and 5 and all amendments thereto furnished to the Company with respect to its most recent fiscal year, it appears that each Director, Officer and 10% Beneficial Owner of Common Stock of the Company complied with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The Summary Compensation Table shows certain compensation information for the fiscal years ended 1998, 1997 and 1996 for the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual compensation exceeds $100,000. This information includes the dollar value of base salaries and bonus awards and the number of stock options granted.

                           SUMMARY COMPENSATION TABLE


                                              ANNUAL COMPENSATION         LONG-TERM
             NAME AND                       -----------------------      COMPENSATION         ALL OTHER
        PRINCIPAL POSITION           YEAR   SALARY($)   BONUS($)(1)   AWARDS-OPTIONS(2)    COMPENSATION($)
        ------------------           ----   ---------   -----------   -----------------    ---------------
Charles F. Sarkis,.................  1998    378,441       --              --                  39,595
  President and                      1997    340,435      90,000            92,500(3)          72,671(4)
  Chief Executive Officer            1996    338,979       --              --                  35,650
Francis P. Bissaillon,.............  1998    233,125       --              --                  --
  Executive Vice President, Chief    1997    190,029      30,000            55,000(3)          16,200(4)
  Financial Officer and Secretary    1996    187,664       --              --                  --
Mark L. Hartzfeld,.................  1998    265,116       --              --                  14,575
  Executive Vice President           1997    205,013      50,000            60,000(3)          13,212(4)
  and Chief Operating Officer        1996    199,534       --              --                   6,100
Robert J. Ciampa,..................  1998    108,274       --              --                  --
  Vice President, Chief Accounting   1997    104,633       4,000            23,250(3)           6,840(4)
  Officer, Treasurer and Assistant   1996    101,233       --              --                  --
  Secretary
Ann Marie Lagrotteria,............   1998    106,463       --              --                  --
  Vice President, Operations         1997     82,197      20,000            31,165(3)          --
  and Training                       1996     66,110       --                4,000             --


- ---------------

(1) Cash bonuses and option grants are included in compensation for the year for which they were earned, even if actually paid or granted in the subsequent year. Bonuses for 1997 were paid in May 1998 and were not reflected in the Company's Form 10K/A for the fiscal year ended December 28, 1997

(2) Represents the number of shares of the Company's Common Stock subject to options.

(3) Includes stock options granted in connection with an exchange of newly issued stock options for stock options previously held by the executive officer. (See "Executive Compensation - Stock Option Repricing.")

(4) Includes bonus earned in 1993 which was deferred and subsequently paid out in cash in 1997.

OPTION GRANTS IN FISCAL YEAR 1998 AND YEAR-END OPTION VALUES

     There were no options granted to executive officers in fiscal year 1998.

     The table below summarizes for each of the named executive officers the total number of unexercised options, if any, held at December 27, 1998 and the aggregate dollar value of in-the-money unexercised options held at December 27, 1998. The value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price and the fair market value of the underlying stock on December 27, 1998, which was $9.50 per share, the closing price of the Company's stock on the Nasdaq national market system. These values have not been, and may never be, realized. The underlying options have not been, and may not be, exercised; and actual gains, if any, on exercise will depend on the value of the Company's Common Stock on the date of exercise. None of the named individuals in the following table exercised options in the fiscal year ended December 27, 1998.

                         FISCAL YEAR-END OPTION VALUES


                                                NUMBER OF SECURITIES
                                               UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                                 OPTIONS AT FISCAL                 IN-THE-MONEY OPTIONS
                                                    YEAR-END(#)                  AT FISCAL YEAR-END($)(1)
                                            ----------------------------       ----------------------------
                   NAME                     EXERCISABLE    UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
                   ----                     -----------    -------------       -----------    -------------
Charles F. Sarkis.........................    30,833          61,667            165,727          331,460
Francis P. Bissaillon.....................    28,333          36,667            155,415          197,085
Mark L. Hartzfeld.........................    35,000          40,000            192,812          215,000
Robert J. Ciampa..........................     7,750          15,500             41,656           83,312
Ann Marie Lagrotteria.....................    13,054          22,111             71,166          119,347


- ---------------

(1) In-the-Money Options are those where the fair market value of the underlying securities exceeds the exercise price of the option.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the Company's fiscal year ended December 27, 1998 and during its current fiscal year, Charles F. Sarkis has served as an executive officer of the Company and as Chairman of the Board of WGI, and Richard P. Dalton has served as a member of the Company's Compensation Committee and as an executive officer of WGI.

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

     Management level employees, including executive officers, are eligible to receive cash bonuses based on the Company's performance. In May 1998 the Company paid cash bonuses to executive officers that were for the Company's 1997 performance.

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

                             Compensation Committee
                           Joseph M. Cassin, Chairman
                                 Irwin Chafetz
                                Richard P. Dalton
                                Robert S. Parker

                Comparison of Five-Year Cumulative Total Returns
                             Performance Graph for
                        Back Bay Restaurant Group, Inc.

Prepared by the Center for Research in Security Prices
Produced on 03/26/1999 including data to 12/24/1998


                                     Legend

                                             12/1993      12/1994      12/1995      12/1996       12/1997       12/1998
Back Bay Restaurant Group, Inc.               100.0        42.9         21.4         15.0          33.0          54.6
Nasdaq Stock Market (US Companies)            100.0        98.9        141.8        174.6         205.8         297.3
NASDAQ Stocks (SIC 5800-5899 US Companies)    100.0        73.1         89.4         86.9          73.9          66.0
  Eating and drinking places

Note:

    A. The lines represent annual index levels derived from compounded daily returns that include all dividends.

    B. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

    C.  The index level for all series was set to $100.0 on 12/23/1993.

      The preceding stock performance price graph compares the cumulative total return on the Company's Common Stock with the cumulative total return of The NASDAQ Stock Market Index of U.S. stocks and of the NASDAQ stocks for eating and drinking places. The beginning of the measurement period for the Company, March 20, 1992, the date of the Company's initial public offering, and the beginning of the measurement period for The NASDAQ Stock Market Index and the NASDAQ stocks for eating and drinking places is March 31, 1992. The last day of each measurement period is the last business day in each calendar year.

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

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding beneficial ownership (as defined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934) as of February 15, 1999, the Record Date, except as otherwise indicated below, of Company Common Stock by each person known by the Company to own beneficially more than 5% of Company Common Stock, by each of the Company's Directors and named executive officers and by all of the Company's Directors and executive officers as a group.



                                                                              Common Stock
                                                                         Beneficially Owned(1)
                                                                         ---------------------
                 Directors, Executive Officers                           Number             Percent of
                  and 5% Beneficial Owners(2)                           of Shares          Common Stock
                 -----------------------------                          ---------          ------------
Charles F. Sarkis                                                        244,666(3)(4)          7.1%
Francis P. Bissaillon                                                     34,333(5)             1.0%
Joseph M. Cassin                                                           6,000(6)               *
Irwin Chafetz                                                             88,000(7)             2.5%
Richard P. Dalton                                                         10,000(3)(8)            *
Richard K. Howe                                                            6,000(9)               *
Robert S. Parker                                                           5,000(8)               *
Mark L. Hartzfeld                                                         35,500(10)            1.0%
Robert J. Ciampa                                                           7,750(8)               *
Ann Marie Lagrotteria                                                     14,025(11)              *
All Directors and executive officers as a group (10 persons)             451,274(3)            13.0%

5% Beneficial Owners
William B. Finneran                                                      782,486(12)           22.6%
 c/o Oppenheimer & Co., Inc.
 Oppenheimer Tower
 World Financial Center
 New York, NY 10281

The Westwood Group, Inc.                                                 673,451(13)           19.5%
 190 V.F.W. Parkway
 Revere, MA 02151

John Hancock Mutual Life Insurance Company                               271,126(14)            7.8%
 P.O. Box 111
 Boston, MA 02117

Hathaway Associates                                                      190,100(15)            5.5%
 119 Rowayton Avenue
 Rowayton, CT 06853

                                              Common Stock
                                         Beneficially Owned(1)
                                   ----------------------------------
  Directors, Executive Officers          Number           Percent of
   and 5% Beneficial Owners(2)         of Shares         Common Stock
--------------------------------   ------------------   -------------
Dimensional Fund Advisors Inc.           180,100(16)          5.2%
 1299 Ocean Avenue, 11th Floor
 Santa Monica, CA 90401

* Less than one percent


(1) Except as otherwise noted, persons in the table have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.
(2) Unless otherwise indicated, the address of each beneficial owner is 284 Newbury Street, Boston, Massachusetts 02115.
(3) Does not include 673,451 Shares owned by The Westwood Group, Inc. ("WGI"). Mr. Sarkis owns securities representing approximately 88.63% of the voting power of WGI's outstanding Shares of Company Common Stock and approximately 66.85% of the outstanding Shares and is Chairman of the Board of WGI. Mr. Dalton is President and a Director of WGI.
(4)  Includes 30,833 Shares Mr. Sarkis has the right to acquire within sixty
     (60) days under options granted to him pursuant to the Company Stock Option Plan.
(5) Includes 28,333 Shares Mr. Bissaillon has the right to acquire within sixty (60) days under options granted to him pursuant to the Company Stock Option Plan.
(6)  Includes 5,000 Shares Mr. Cassin has the right to acquire within sixty
     (60) days under options granted to him pursuant to the Company Stock Option Plan. Excludes 2,000 Shares of Company Common Stock owned by Mr. Cassin's wife. Mr. Cassin disclaims beneficial ownership of the Shares owned by his wife.
(7)  Includes 5,000 Shares Mr. Chafetz has the right to acquire within sixty
     (60) days under options granted to him pursuant to the Company Stock Option Plan and 5,000 Shares Mr. Chafetz has the right to acquire within sixty (60) days pursuant to a stock option grant (not under the Company Stock Option Plan).
(8) Represents Shares such Director or officer has the right to acquire within sixty (60) days under options granted to such Director or officer pursuant to the Company Stock Option Plan.
(9) Consists of 1,000 Shares Mr. Howe owns jointly with his wife and 5,000 Shares Mr. Howe has the right to acquire within sixty (60) days under options granted to him pursuant to the Company Stock Option Plan.
(10) Includes 35,000 Shares Mr. Hartzfeld has the right to acquire within sixty (60) days under options granted to him pursuant to the Company
     Stock Option Plan.
(11) Includes 970 Shares beneficially owned by Ms. Lagrotteria, 24 of which have been purchased through the Company's employee stock purchase plan in open market transactions within the last sixty (60) days and 13,055 of which Ms. Lagrotteria has the right to acquire within sixty (60) days under options granted to her pursuant to the Company Stock Option Plan.
(12) Shareholdings information is based on Mr. Finneran's Schedule 13D dated September 14, 1995.
(13) Shareholdings information is based on WGI's Schedule 13G dated June 1,
     1994.
(14) Shareholdings information is based on John Hancock Mutual Life Insurance Company's Schedule 13G dated February 8, 1999.
(15) Shareholdings information is based on telephonic information provided to the Company by a representative of Hathaway Associates.
(16) Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 180,100 Shares of Company Common Stock as of December 31, 1998, all of which Shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in a series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such Shares. Shareholdings information is based on Dimensional's Schedule 13G dated February 11, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



Transactions with Affiliates


     Mr. Sarkis is the majority stockholder of The Westwood Group, Inc. The Westwood Group, Inc. owns 673,451 shares or 19.5% of the Common Stock of the Company. The following is a summary of certain arrangements between the Company and The Westwood Group, Inc., its subsidiaries, Mr. Sarkis and Mr. Sarkis' affiliates. Certain of these arrangements were made while the Company was a wholly-owned subsidiary of The Westwood Group, Inc. and accordingly, were established by related parties and were not subject to arms length negotiations. The Company's By-Laws provide that all future proposed agreements between the Company and The Westwood Group, Inc., Mr. Sarkis or their respective affiliates are subject to advance approval by a majority of the independent members of the Company's Board of Directors.

     Prior to 1994, the Company and The Westwood Group, Inc. were parties to agreements pursuant to which the Company operated the concession business and received certain other revenues in connection with the operation of Wonderland Greyhound Park and Foxboro Park, two parimutuel race tracks owned by The Westwood Group, Inc. In May 1994, the Company transferred its concession and related operations to The Westwood Group, Inc. in return for a $770,000 term note, to which $200,000 owed by The Westwood Group, Inc. to the Company was added, to bring the total principal amount of the note to $970,000. This note was subsequently amended to provide that principal and interest payments under the note would not begin until April 1, 1999.

     The Company intends to consummate the transactions contemplated by that certain Merger Agreement, dated as of December 3, 1998 (the "Merger Agreement"), by and between the Company and SRC Holdings, Inc., a Delaware corporation (the "Acquiror"), pursuant to which the Acquiror will be merged (the "Merger") with and into the Company, with the Company being the surviving corporation of the Merger. The Acquiror is a newly incorporated entity organized by Charles F. Sarkis, the Company's Chairman, President and Chief Executive Officer, for the purpose of effecting the transactions set forth in the Merger Agreement. The disinterested members of the Board of Directors (the "Board") and a special committee of the Board, comprised solely of the independent, nonemployee directors of the Company (the "Special Committee"), have each unanimously voted to approve the Merger Agreement and the Merger and have determined that the Merger is fair to, and in the best interest of, the Company and the holders of the Common Stock of the Company. In addition, holders of a majority of the Common Stock, as a group, including holders of a majority of Common Stock held by Non-Affiliated Stockholders (as defined in the Merger Agreement) have also approved the adoption of the Merger Agreement at a Special Meeting of stockholders of the Company held on March 26, 1999. As a result of the Merger, the holders of Common Stock, other than Mr. Sarkis, the Westwood Group, Inc., Mark L. Hartzfeld, Francis P. Bissaillon, Ann Marie Lagrotteria and Richard P. Dalton (collectively, the "Affiliated Stockholders"), will receive $10.25 in cash in exchange for each share of Common Stock of the Company that they own. The Affiliated Stockholders will continue to be stockholders of the surviving corporation. Following the Merger, the Company will no longer meet the requirements of a public company and its shares will no longer be listed or traded in the public market. It is currently anticipated that the Merger will occur on or about March 31, 1999.

Lease Arrangements


     In December 1991, Boraschi Cafe, Inc., a wholly-owned subsidiary of the Company, entered into a lease which formalized a prior leasing arrangement for 14,427 square feet of restaurant space in Boston, Massachusetts which Mr. Sarkis beneficially owns. The lease, which expires on September 30, 2006, provides for annual rent of $300,000 and that the Company is responsible for utilities, maintenance and taxes. The restaurants operated at this location are Abe & Louie's and The Famous Atlantic Fish Company.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements and related schedules filed as part of this report are listed in the index to Financial Statements and Schedules.

2. The Company filed on December 11, 1998 a report on Form 8-K dated as of December 3, 1998, during the last quarter of the fiscal year ended December 27, 1998, relating to the execution of the Merger Agreement and the amendment to the Shareholders Rights Agreement, dated as of December 20, 1994.

3.     The following exhibits are filed as part of this report.

                                  Exhibit Index
                                  -------------

  Exhibit No.
  -----------

      2.1** Merger Agreement dated as of December 3, 1998, by and between the Company and SRC Holdings, Inc.

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

     10.7* Letter Agreement dated January 16, 1992 between the Company and The Westwood Group, Inc.

     10.8*** Amended and Restated Revolving Credit and Term Loan Agreement between the Company (and its subsidiaries) and BankBoston, N.A. dated as of May 7, 1998.

     21             List of Subsidiaries of the Company

     23 Consent of PricewaterhouseCoopers to the incorporation of its report Company's Registration Statements on Form S-8 and S-3

     27             Financial Data Schedule



* Incorporated by reference from Back Bay Restaurant Group, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 26, 1993, as filed with the Securities and Exchange Commission.

** Incorporated by reference from Back Bay Restaurant Group, Inc.'s Report on Form 8-K dated as of December 3, 1998, as filed with the Securities and Exchange Commission.

*** Incorporated by reference from Back Bay Restaurant Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 1998, as filed with the Securities and Exchange Commission.

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

March 26, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                       TITLE                           DATE

/s/ Charles F. Sarkis          Chairman of the Board of           March 26, 1999
- --------------------------     Directors, President and
Charles F. Sarkis              Chief Executive Officer


/s/ Francis P. Bissaillon      Director, Executive Vice           March 26, 1999
- --------------------------     President, Chief Financial
Francis P. Bissaillon          Officer and Secretary


/s/ Robert J. Ciampa           Vice President, Chief              March 26, 1999
- --------------------------     Accounting Officer and
Robert J. Ciampa               Treasurer


/s/ Joseph M. Cassin           Director                           March 26, 1999
- --------------------------
Joseph M. Cassin

/s/ Irwin Chafetz              Director                           March 26, 1999
- --------------------------
Irwin Chafetz

/s/ Richard P. Dalton          Director                           March 26, 1999
- --------------------------
Richard P. Dalton

/s/ Richard K. Howe            Director                           March 26, 1999
- --------------------------
Richard K. Howe

/s/ Robert S. Parker           Director                           March 26, 1999
- --------------------------
Robert S. Parker